Form 10-K
period 2024-12-31
Archimedes Tech SPAC Partners II Co.
filed 2025-03-31
CIK 2028516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-42514

ARCHIMEDES TECH SPAC PARTNERS II CO.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2093 Philadelphia Pike #1968 Claymont, DE	19703
(Address of principal executive offices)	(Zip Code)

(725) 312-2430
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one-half of one redeemable Warrant	ATIIU	The Nasdaq Stock Market LLC
Ordinary Shares	ATII	The Nasdaq Stock Market LLC
Warrants	ATIIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of March 28, 2025, the registrant had 29,590,000 ordinary shares outstanding (inclusive of shares included in outstanding units).

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including their industry and geographic location;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering or an initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us,” “our” or the “Company” refer to Archimedes Tech SPAC Partners II Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Archimedes Tech SPAC Sponsors II LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated in the Cayman Islands as an exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

In June 2024, we issued to the sponsor an aggregate of 5,750,000 ordinary shares (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to our sponsor’s initial investment of $25,000, the Company had no assets, tangible or intangible.

On February 12, 2025, we consummated our initial public offering (the “IPO” or “Initial Public Offering”) of 23,000,000 units (the “Units”), including the exercise in full by the underwriters of an option to purchase up to 3,000,000 Units to cover over-allotments. Each Unit consists of one ordinary share, $0.0001 par value (“ordinary share”) and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the IPO, we consummated a private placement of an aggregate of 840,000 units (the “Private Placement Units”) to the sponsor and BTIG, LLC, the representative of the underwriters in the IPO (“BTIG”), at a price of $10.00 per unit, generating total proceeds of $8,400,000. Of those 840,000 Private Placement Units, the sponsor purchased 530,000 Private Placement units and BTIG purchased 310,000 Private Placement Units. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units, including the underlying securities, may not be transferable, assignable or salable by the sponsor until the consummation of our initial business combination, subject to certain limited exceptions. The sponsor and BTIG were granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to such sale. The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

We will have up to 21 months to consummate an initial business combination from the closing of the IPO. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then issued and outstanding public shares, subject to applicable law, and then seek to liquidate and subsequently dissolve.

As of February 12, 2025, a total of $ 231,150,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders (the “trust account”) with Odyssey Transfer and Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search for businesses in the technology industry, and our focus will be on the artificial intelligence, cloud services and automotive technology sectors.

Business Strategy

We believe that there are a range of target businesses that could benefit from our industry knowledge, relationships, capital and public vehicle. Our strategy is to identify and complete our initial business combination with a target operating in the technology industry. Our focus will be on the artificial intelligence, cloud services and automotive technology sectors. While we intend to initially focus on potential opportunities in the United States, the technology industry is global and we may pursue opportunities internationally.

Our management team plans to identify and contact potential target businesses and start to evaluate and pursue a possible business combination. In addition, we will communicate the parameters of our search to our network of relationships and transaction sources to help us identify potential target businesses. We intend to leverage our team’s collective experience in the technology industry and capital markets to successfully complete a business combination, and then continue to support our target business with our industry relationships, insights and regulatory knowledge, financial expertise and capital resources.

Competitive Strengths

We believe we are well positioned to find and attract an exciting technology business, and to help them as a newly public company grow and thrive, offering a partnership that extends far beyond our capital. Our management team’s deep operational experience, product experience, extensive networks, and track records as investors, advisors, and board members make us an attractive partner.

We are dedicated to finding bold founders, operators, and inventors who are committed to building a leading business and would benefit from access to the public markets as well as working with our team. We have a proven track record of success in the technology industry as senior executives, investors and board members and are confident that we can partner with other founders, shareholders and management to help support building a category-defining business. We believe we possess the following tools to drive value creation at a company:

●	Experience recognizing key technology trends: Our team has demonstrated a long history of managing and growing businesses at the epicenter of major technology trends.

●

Experience identifying strong management teams: With key members of our team having had significant senior executive roles at technology companies, we believe we have an ability to identify the characteristics of successful business leaders, and effective in engaging with these management teams. In addition, key members of our team have more recently been investing in many founder-led businesses.

●

History of operating experience: The members of our team are seasoned operators having held executive level roles in various companies. We have experience in developing and executing strategy, building and retaining teams, and executing business combinations among other activities.

●

Deep network and connections to company founders: Our team has many connections to company founders and business leaders across sectors within the technology industry. We have invested in many companies, served on many boards and have worked with many influential founders and senior management teams within the technology industry, and specifically the sectors we intend to initially focus on. We believe our network and our connections will assist in the successful selection of our initial business combination and subsequent guidance of the company.

●

Prior SPAC Experience: Our management team possesses a strong understanding of the SPAC structure and market. Members of our management team have served as members of the board and management of an aggregate of seven SPACs that have completed initial public offerings, six of which have consummated a business combination.

Investment Criteria

We intend to leverage the extensive network and experience of our management team in identifying a suitable target within the technology industry and structuring a business combination that is attractive to both the target and our public shareholders. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●

Clear and Sustainable Competitive Advantages: We intend to target businesses that differentiate themselves from their peers in ways that are difficult to replicate and have clear competitive advantages. Members of our team have accomplished track records of founding, operating, and investing in the technology industry and intend to focus on prospective businesses that engage with technology to serve customers in novel and transformational manner. We believe our team’s expertise and understanding of innovative businesses will be paramount in identifying and assessing initial business combination candidates.

●

High Growth Potential and Cash Flow: We intend to seek businesses that are well positioned to grow in their respective markets and which have clear plans on how to leverage additional capital to accelerate growth. We expect to target businesses that have had, or expect to have, strong cash flow generation. We believe that our team’s collective experiences engaging with innovative businesses positions us well to identify, nurture, and expand high potential businesses.

●

Experienced Management Teams: We intend to seek to target businesses that have strong, experienced and dynamic management teams who we believe may benefit from our financial, managerial and investment expertise as well as our extensive industry networks and insights. We believe that identifying such management teams is particularly important given our target industry.

●

Attractive Valuations: We intend to only evaluate a business that, based on our due diligence and industry experience, represents an attractive valuation relative to publicly listed companies with similar characteristics or in similar industry segments. We intend to seek businesses in which we believe we can add operational value through mentorship of management, knowledge of operating challenges, experience with industry dynamics, expertise in navigating public markets, and strategic relationships with investors, among others.

●

Will Benefit from Being a Public Company: We intend to pursue a business that will benefit from being a public company, including potentially having broader access to capital and a public currency for acquisitions.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Acquisition Process

We intend to leverage our resources and network for efficient outreach. Our effort will be focused on creating proprietary transaction opportunities. We believe personal relationships built over time are critical not just in generating transaction opportunities, but also in consummating a business combination.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with any of our initial shareholders or members of our management team; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a business that is affiliated with any of our initial shareholders or members of our management team, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Our initial shareholders and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our initial shareholders, officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such initial shareholders, officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our initial shareholders and members of our management team may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue as an initial business combination, but we have not (nor has anyone on our behalf) engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination transaction with us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director may be required to present a business combination opportunity to such entities. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may be required to honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

Our initial shareholders and members of our management team may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our initial shareholders and members of our management team could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Initial Business Combination

We will have up to 21 months from the closing of the IPO to consummate an initial business combination. We may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the prescribed time periods or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). Our sponsor, executive officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of funds withdrawn to pay our taxes), divided by the number of then issued and outstanding public shares, subject to certain limitations. Our public shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed business combination.

If we do not complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of funds withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

Nasdaq listing rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of funds withdrawn to pay our taxes), divided by the number of then issued and outstanding public shares, subject to certain limitations. Our public shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed business combination. At the completion of our initial business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of our initial business combination.

If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will initially have until the end of the completion window to complete our initial business combination. If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of funds withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period. Our public shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed business combination.

Our sponsor has entered into written agreements with us, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to any founder shares it holds if we fail to complete our initial business combination within the completion window. However, if our sponsor acquires public shares, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, directors, and officers have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of funds withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. Under Cayman laws, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our shareholders.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.05 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.05 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the shareholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated memorandum and articles of association prior to consummating an initial business combination. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our ordinary shares, these payments will reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Financial Position

With funds available for a business combination, initially in the amount of $223,100,000 assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Facilities

We currently maintain our executive offices at 2093 Philadelphia Pike #1968, Claymont, DE 19703. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate thereof for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES.

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 2093 Philadelphia Pike #1968, Claymont, DE 19703. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. There is currently no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, ordinary shares and warrants are listed on Nasdaq under the symbols “ATIIU,” “ATII” and “ATIIW,” respectively.

Holders

As of March 28, 2025, there were 29,590,000 ordinary shares (inclusive of ordinary shares included in our units) issued and outstanding, held by a total of three (3) holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

None.

Use of Proceeds

On February 12, 2025, we consummated our IPO of 23,000,000 Units, including the exercise in full by the underwriters of an option to purchase up to 3,000,000 Units to cover over-allotments. Each Unit consists of one ordinary share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the IPO, we consummated a private placement of an aggregate of 840,000 Private Placement Units to the sponsor and BTIG, at a price of $10.00 per unit, generating total proceeds of $8,400,000. Of those 840,000 Private Placement Units, the sponsor purchased 530,000 Private Placement Units and BTIG purchased 310,000 Private Placement Units.

As of February 12, 2025, a total of $ 231,150,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

For a description of the use of the proceeds generated in our IPO and the private placement of the Private Placement Units, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K. There has been no material change in the planned use of proceeds from the IPO and the private placement of the Private Placement Units as described in the Registration Statement. The specific investments in our trust account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on June 7, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from June 7, 2024 (inception) through December 31, 2024, we had a net loss of $78,700, which consisted of general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2024, we had no cash. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On February 12, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per unit, generating gross proceeds of $230,000,000. Each Unit consists of one ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 840,000 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to the Sponsor and BTIG, LLC, the representative of the underwriters in the Initial Public Offering (“BTIG”), generating gross proceeds of $8,400,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $231,150,000 was placed in the Trust Account. We incurred $13,175,520, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $525,520 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on February 10, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of inception, June 7, 2024. There was no effect to the Company’s presented financial statement.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2024.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Dr. Eric R. Ball	61	Chairman of the Board
Long Long	40	Chief Executive Officer and director
Daniel L. Sheehan	70	Chief Financial Officer
Stephen N. Cannon	57	Director
Jack Crawford	58	Director
Vishwesh Pai	40	Director

Dr. Eric R. Ball has served as our Chairman since February 2025. Since 2022, Dr. Ball has served as a Board member and the Audit Chair of SoundHound AI, Inc. Since 2016, Dr. Ball is a Founding General Partner of Impact Venture Capital, a Silicon Valley based venture firm investing in early-stage applied-AI start-up companies. From 2021 until 2022, Dr. Ball served as Chairman of the Board of Archimedes Tech SPAC Partners Co., a blank check company with $133 million held in trust which consummated its business combination with SoundHound AI, Inc. in April 2022. From 2015 until 2016, Dr. Ball served as Chief Financial Officer for C3 AI, an enterprise AI software provider. From 2005 to 2015, Dr. Ball served as Senior Vice President and Treasurer for Oracle. Prior to 2005, Dr. Ball served in a variety of finance roles at Flextronics International, Cisco Systems, Avery Dennison, and AT&T. Dr. Ball has served as Chairman of the Board of CapConnect+, a start-up company that is focused on linking corporate bond issuers to their institutional buyers, since 2020. Dr. Ball has also served as an advisor to Kyriba, a private treasury management software provider, since 2017. Dr. Ball served as a Board member and Audit Chairman of Glu Mobile Inc, a developer and publisher of mobile games, from 2013 to 2021. Dr. Ball received his Ph.D. in management at the Drucker School of Management – Claremont Graduate University. Dr. Ball received his MBA in finance and a Master of Arts degree in economics from the University of Rochester. Dr. Ball graduated with honors from the University of Michigan with a Bachelor of Arts degree in Economics. Dr. Ball is also the co-author of the book “Unlocking the Ivory Tower”.

Long Long has been our Chief Executive Officer and a director since June 2024 and our Chief Financial Officer from June 2024 until February 2025. From 2020 to 2022, Mr. Long served as the Chief Financial Officer of Archimedes Tech SPAC Partners Co., which consummated its business combination with SoundHound AI, Inc. in April 2022. From 2020 to 2022, Mr. Long served as Chief Financial Officer of Global SPAC Partners Co., a blank check company with $169 million held in trust which consummated its business combination with Gorilla Technology Group Inc. in 2022. From 2019 to 2022, Mr. Long served as Chief Financial Officer of Ackrell SPAC Partners I Co., a blank check company with $140 million held in trust which liquidated its trust and delisted from Nasdaq in August 2022. From 2017 to 2019, Mr. Long was Vice President of Twelve Seas Sponsors I LLC, sponsor of Twelve Seas Investment Company, a blank check company with $207 million held in trust that consummated its initial business combination with Brooge Energy Limited in December 2019. From 2006 to 2016, Mr. Long worked for IBM in a variety of Corporate Finance, Audit, and Managerial roles, both within the U.S. and internationally. From 2015 to 2016, Mr. Long served as Finance Controller for IBM China’s Consulting Business Unit and Sales Channels. From 2013 to 2014, Mr. Long served as Strategy and Planning Manager for IBM China and, from January 2012 to December 2012, as a Senior Finance Analyst for IBM China. From 2010 to 2011, Mr. Long served as Internal Auditor for IBM’s Asia Pacific region and, from 2006 to 2009, as a financial analyst for IBM’s worldwide operations. Mr. Long graduated from Washington University in St. Louis with a Bachelor of Science and Business Administration degree, majoring in Finance and a Bachelor of Science degree, majoring in Electrical Engineering.

Daniel L. Sheehan has served as our Chief Financial Officer since February 2025. Since 2004, Mr. Sheehan has been the founder and managing partner of Silicon Valley Wealth Law, a law firm specializing in estate planning, tax planning, business planning, and special needs planning. Since 1995, Mr. Sheehan has been an attorney licensed in the State of California. From 2021 to 2022, Mr. Sheehan served as Chief Operating Officer of Archimedes Tech SPAC Partners Co., which consummated its business combination with SoundHound AI, Inc. in April 2022. From 2020 to 2022, Mr Sheehan served as a director of Ackrell SPAC Partners I Co. Mr. Sheehan has designed and drafted over 1,000 estate plans for clients throughout Silicon Valley. Mr. Sheehan has expertise in handling federal and state income tax matters and disputes, in the formation and operation of business entities, and has provided strategic planning and technology enhancement guidance to new business ventures and established companies. Mr. Sheehan has senior management experience with companies in a range of industries, including computer-aided manufacturing, real estate development, health care, mining, and law. Mr. Sheehan has frequently consulted with venture capitalists to review and advise them about investment opportunities. From 2011 to 2013, Mr. Sheehan was Chief Executive Officer of North Star Resources, a provider of technology for the extraction and refining of precious and strategic metals. From 1996 to 2004, Mr. Sheehan was a partner in the law firm of Davidson, Sheehan & Jewel. In 2010, Mr. Sheehan filed for personal bankruptcy under Chapter 13, which was completed in May 2014 with no debts being discharged. Mr. Sheehan graduated from St. Mary’s College of California with a Bachelor of Arts degree in Business Management with honors. Mr. Sheehan received his Juris Doctor from the University of San Francisco School of Law.

Stephen N. Cannon has served as our director since February 2025. Since 2014, Mr. Cannon has been President of Everest Partners Limited, a privately-owned investment firm focused on Asian private investments. From 2020 to 2022, Mr. Cannon served as Chief Executive Officer and President of Archimedes Tech SPAC Partners Co., which consummated its business combination with SoundHound AI, Inc. in April 2022. From 2020 to 2022, Mr. Cannon served as Chief Operating Officer and President of Global SPAC Partners Co. From 2019 to 2022, Mr. Cannon served as Chief Operating Officer and President of Ackrell SPAC Partners I Co. From 2017 to 2019, Mr. Cannon served as Chief Financial Officer of Twelve Seas Investment Company, which consummated its initial business combination with Brooge Energy Limited in December 2019. From 2017 to 2019, Mr. Cannon served as President, Chief Financial Officer and a director of CM Seven Star Acquisition Corp., a Nasdaq-listed SPAC, sponsored by a leading Chinese private equity firm, which consummated its business combination with Kaixin Auto Holdings in April 2019. From 2014 to 2016, Mr. Cannon served as Chief Executive Officer and a director of DT Asia Acquisition Corp, a Nasdaq-listed SPAC, which consummated its business combination with China Direct Lending Corp. in July 2016. From 2010 to 2014, Mr. Cannon was a Partner and Head of China for RedBridge Group Ltd., a boutique merchant banking firm focused on Chinese and Arabian Gulf cross-border investments. From 2009 to 2014, Mr. Cannon was a registered representative of, and senior advisor to, Ackrell Capital. From 2007 to 2010, Mr. Cannon served as Chief Financial Officer and a director of Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC, which consummated its business combination with SGOCO Technology Ltd in April 2010. From 2005 to 2008, Mr. Cannon served as a Managing Director of Asian investment banking for WR Hambrecht+Co. Prior to WR Hambrecht+Co., Mr. Cannon worked at ABN AMRO, Donaldson, Lufkin & Jenrette, Smith Barney Shearson and Salomon Brothers. Mr. Cannon graduated from the University of Notre Dame with a Bachelor of Arts degree in Economics and a Bachelor of Science degree, majoring in Mechanical Engineering.

Jack Crawford has served as our director since February 2025. Mr. Crawford is a Founding General Partner of Impact Venture Capital since 2016. Previously, Mr. Crawford was a General Partner at Velocity Venture Capital from 2013 to 2016 where he managed the venture portfolio of Oracle. Prior to 2013, Mr. Crawford was an angel investor in various companies and served as a mentor in a startup accelerator program in partnership with the University of Pacific and, before that, Mr. Crawford was a Certified Public Accountant with PriceWaterhouseCooper. Mr. Crawford has also served as a member of the Board of Cornami, Inc. since 2017 and a member of the Board of TaskHuman, Inc. since 2019. Mr. Crawford also served as a member of the Board of Giga IO, Inc. from 2019 to 2022. Mr. Crawford was the recipient of the Kauffman Fellows Leadership Award upon graduation from the Kauffman Fellows Program in 2013 and he also served as an adjunct professor for multiple MBA programs with the University of Southern California and the University of Pacific through the Kauffman Fellows Program.

Vishwesh Pai has served as our director since February 2025. Since 2021, Mr. Pai has served as Senior Director of Product Management at ServiceNow for its AI Platform. From 2021 to 2022, Mr. Pai served as technology advisor to Archimedes Tech SPAC Partners Co. From 2018 to 2021, Mr. Pai was the Head of Product in Amazon for the Amazon Alexa Multimodal Cloud Platform. From 2016 to 2018, Mr. Pai was a Director of Product Management at Samsung. Prior to 2015, Mr. Pai held various software and engineering roles in Infosys Technologies, Qualcomm Inc., and Ayla Networks. Mr. Pai graduated from Visvesvaraya Technological University with a Bachelor of Engineering degree, from North Carolina State University with a Master of Science degree in Computer Engineering, and from the University of California, Berkeley, Haas School of Business with a Master of Business Administration degree.

Special Advisor and Technical Advisor

Brent Callinicos serves as one of our Special Advisors. From 2021 to 2022, Mr. Callinicos served as a Special Advisor to Archimedes Tech SPAC Partners Co. Mr. Callinicos is currently an angel investor, active in investing in early-stage technology companies. From 2013 to 2015, Mr. Callinicos served as Chief Financial Officer of Uber Technologies Inc. From 2007 to 2013, Mr. Callinicos worked at Google Inc., including as Vice President, Treasurer and Chief Accountant. From 1992 to 2007, Mr. Callinicos worked at Microsoft Corporation, including as Treasurer, Vice President of Worldwide Licensing and Pricing, and CFO of the Platforms and Services Division. Mr. Callinicos is on the boards of directors of several companies including PVH Corp., a fashion and apparel company, Baidu, and Rubicon Technologies, as well as Acorns, a private company. Mr. Callinicos has a Bachelor of Business Administration and an MBA from UNC-Chapel Hill.

Dr. Luc Julia serves as one of our Special Advisors. Since 2021, Dr. Julia has served as Chief Scientific Officer of Renault Group. From 2021 to 2022, Mr. Julia served as a director of Archimedes Tech SPAC Partners Co. From 2012 to 2021, Dr. Julia served as the CTO and Senior Vice President of Innovation for Samsung Electronics. From 2011 to 2012, Dr. Julia served as a Director of Siri at Apple and was a co-author of Siri’s core patents. From 2010 to 2011, Dr. Julia served as Chief Technologist at Hewlett-Packard. From 2000 to 2010, Dr. Julia served as the Co-founder and Vice President of R&D of BravoBrava!, a tech incubator focusing on new interfaces for education, multimodal and multimedia products. From 2004 to 2010, Dr. Julia served as the CTO of ORB Networks, a start-up he co-founded that provided digital media streaming solutions for digital home and remote access applications. From 2001 to 2008, Dr. Julia served as the CTO of SpeaK ESL, a company he co-founded which leveraged speech recognition and web technologies to help non-native speakers to practice and improve their English. From 2000 to 2007, Dr. Julia served as the Vice President of R&D of Soliloquy Learning, a company he co-founded which pioneered the Reading Assistant that combines advanced speech recognition technology with science-based interventions to help children strengthen their reading fluency, vocabulary, and comprehension. From 1994 to 2000, Dr. Julia served in several research roles at SRI International, an independent, non-profit research institute, during which time Dr. Julia co-founded Nuance Communications, now a multi-national software corporation focused on speech recognition and artificial intelligence. Dr. Julia received his Ph.D. in Computer Science at the Ecole Nationale Supérieure des Télécommunications de Paris. Dr. Julia graduated from the University Pierre et Marie Curie in Paris with a Bachelor of Science degree and a Master of Science degree in Mathematics and Computer Science. Dr. Julia is the recipient of Légion d’Honneur, the highest order of France, Officer of the National Order of Merit, and is a member of France’s National Academy of Technologies. Dr. Julia is also the author of the bestselling book “There is no such thing as Artificial Intelligence” and holds dozens of patents.

Maheedhar Gunturu serves as one of our Special Advisors. From 2021 to 2022, Mr. Gunturu served as a Special Advisor to Archimedes Tech SPAC Partners Co. Mr. Gunturu has extensive Silicon Valley experience in Big Data, AI, IoT, Cyber Security, 5G, and software ecosystems and has led technology scaling and growth across various startups and major enterprises. As a senior leader at Amazon Web Services (AWS), Mr. Gunturu led global innovation in cloud and data solutions for complex customer needs, expanding AWS’s market influence. Since 2018, Mr. Gunturu has served as Global Head and Senior Director of Partnership Engineering at ScyllaDB, building strategic alliances to extend ScyllaDB’s reach in enterprise data. Previously, from 2016 to 2018, Mr. Gunturu was Director of Cloud Engineering at SmartThings, leading cloud initiatives that boosted the company’s consumer Internet-of-Things efforts. Previously, Mr. Gunturu had also served in various technical roles at VoltDB, MapR Technologies, Zscaler, and Qualcomm. An active open-source contributor, Mr. Gunturu has supported projects like Hadoop, Spark, Kafka, and PyTorch. Mr. Gunturu is also the Founder and CEO of Ittican, a non-profit focused on improving children’s quality of life. Mr. Gunturu holds a Master’s degree in Electrical and Computer Engineering from the University of Texas at San Antonio.

We currently expect our advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. However, we have no formal agreement with our special advisors and they will not be under any fiduciary obligations to us. They will not perform board or committee functions, nor will they have any voting or decision-making capacity on our behalf. Additionally, our special advisors has no other employment or compensation arrangements with us. Moreover, our special advisors will also not be required to devote any specific amount of time to our efforts. Accordingly, if our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations, they will honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office and Appointment of Officers and Directors

Our board of directors consists of five members.

Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the shareholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Messrs. Ball, Cannon, Crawford and Pai is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Eric R. Ball, Jack Crawford and Vishwesh Pai. Mr. Ball serves as chair of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Ball qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Stephen N. Cannon and Jack Crawford. Mr. Cannon serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Eric R. Ball, Stephen N. Cannon and Vishwesh Pai. Mr. Cannon serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Conduct

We have adopted a Code of Conduct applicable to our directors, officers and employees, which is available by accessing our public filings at the SEC’s website at www.sec.gov and on our website. In addition, a copy of our Code of Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

None of our directors or officers have received any cash compensation for services rendered to us. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors that beneficially owns ordinary shares; and

●	all our officers and directors as a group.

The following table is based on 29,590,000 ordinary shares outstanding (inclusive of shares included in outstanding units) outstanding as of the date of this annual report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of any warrants, as these warrants are not exercisable within 60 days of the date of this annual report on Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Archimedes Tech SPAC Sponsors II LLC(2)	6,280,000	21.2%
Long Long(2)	6,280,000	21.2%
Daniel L. Sheehan	—	—
Eric R. Ball	—	—
Stephen N. Cannon	—	—
Jack Crawford	—	—
Vishwesh Pai	—	—
All directors and executive officers as a group (6 individuals)	6,280,000	21.2%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Archimedes Tech SPAC Partners II Co., 2093 Philadelphia Pike #1968, Claymont, DE 19703.

(2)

Archimedes Tech SPAC Sponsors II LLC, our sponsor, is the record holder of the shares reported herein. Long Long is the managing member of the sponsor and has voting and dispositive power over the shares owned by the sponsor. Mr. Long disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

Restrictions on Transfers of Founder Shares and Private Placement Units

The founder shares are subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our initial shareholders. Those lock-up provisions provide that such securities are not transferable or salable until the earlier of (i) six months after the completion of our initial business combination and (ii) subsequent to our initial business combination, the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) transfers by private sales or transfers made in connection with consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) to the members of our sponsor by virtue of the laws of Delaware or pursuant to the terms of our sponsor’s limited liability company agreement in the event of the liquidation or dissolution of our sponsor; (h) in the event of our completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; or (i) to a nominee or custodian of a person or entity to whom a disposition or transfer would be permissible under clauses (a) through (h) above; provided, however, that in the case of clauses (a) through (e) and (i) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. In addition, we could agree to permit the holders of our founder shares to transfer shares or agree to cancel such securities. Although no such transfers or cancellations are contemplated, we could agree to permit such transfer or cancellation to facilitate the closing of a business combination. Any permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. Notwithstanding the foregoing, the founder shares will be released from the lock-up if (1) the last reported sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period after our initial business combination or (2) if we complete a transaction after our initial business combination which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. In addition, the limited liability company agreement of our sponsor provides that its membership interests may only be transferred to our officers or directors or other persons affiliated with our sponsor, or in connection with estate planning transfers.

In addition, the purchasers of the Private Placement Units have also agreed not to transfer, assign or sell any of the Private Placement Units, including the underlying securities (except in connection with the same limited exceptions that the founder shares may be transferred as described above), until after the completion of our initial business combination.

Registration Rights

The holders of the founder shares, Private Placement Units (and underlying securities) and any units (and underlying securities) that may be issued on conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements. In compliance with FINRA Rule 5110(g)(8), the registration rights granted to the underwriters are limited to demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the IPO with respect to the registration under the Securities Act of the Private Placement Units and the underlying securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 7, 2024, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Up to 750,000 founder shares were subject to surrender and forfeiture by our initial shareholders depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the Initial Public Offering and the underwriters election to fully exercise their over-allotment option, 750,000 shares are no longer subject to surrender and forfeiture.

Our sponsor and BTIG purchased an aggregate of 840,000 Private Placement Units at a price of $10.00 per unit (or $8,400,000 in the aggregate’) in a private placement that will occur simultaneously with the closing of the IPO. Each Private Placement Unit consists of one ordinary share and one-half of one redeemable warrant. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units, including the underlying securities, may not be transferable, assignable or salable by the sponsor until the consummation of our initial business combination, subject to certain limited exceptions.

Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (i) six months after the completion of our initial business combination; and (ii) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the founder shares will be released from the lock-up if (1) the last reported sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period after our initial business combination or (2) if we complete a transaction after our initial business combination which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units, including the underlying securities (except with certain limited exceptions), until after the completion of our initial business combination

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an administrative services agreement pursuant to which we have agreed to pay our sponsor or an affiliate thereof $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

’In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans, and such terms will be subject to the approval of our audit committee.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, Private Placement Units (and underlying securities) and units (and underlying securities) issued upon conversion of working capital loans (if any).

Related Party Policy

We have adopted a Code of Conduct requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Conduct, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, prior to consummating an initial business combination with an entity that is affiliated with any of our directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Messrs. Ball, Cannon, Crawford and Pai is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from June 7, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $49,400 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from June 7, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from June 7, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from June 7, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit	Description
1.1

Underwriting Agreement, dated February 10, 2025, by and between the Company and BTIG, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-282885) initially filed with the SEC on October 30, 2024).
4.2

Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-282885) initially filed with the SEC on October 30, 2024).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-282885) initially filed with the SEC on October 30, 2024).
4.4

Warrant Agreement, dated as of February 10, 2025, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

4.5*	Description of the Company’s securities.
10.1

Letter Agreement, dated February 10, 2025, by and among the Company, Archimedes Tech SPAC Sponsors II LLC, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.2

Investment Management Trust Agreement, dated as of February 10, 2025, by and between the Company and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.3

Registration Rights Agreement, dated as of February 10, 2025, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.4

Private Units Subscription Agreement, dated February 10, 2025, by and between the Company and Archimedes Tech SPAC Sponsors II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.5

Private Units Subscription Agreement, dated February 10, 2025, by and between the Company and BTIG, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.6

Indemnity Agreement, dated as of February 10, 2025, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.7

Administrative Services Agreement, dated February 10, 2025, by and between the Company and Archimedes Tech SPAC Sponsors II LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.8

Note Conversion Agreement, dated as of February 12, 2025, by and between the Company and Archimedes Tech SPAC Sponsors II LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

14	Form of Code of Conduct (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-282885) initially filed with the SEC on October 30, 2024).
19*	Insider Trading Policy.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2025	ARCHIMEDES TECH SPAC PARTNERS II CO.

	By:	/s/ Long Long
Name: Long Long Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Long Long	Chief Executive Officer and Executive Chair	March 31, 2025
Long Long	(Principal Executive Officer)
/s/ Daniel L. Sheehan	Chief Financial Officer	March 31, 2025
Daniel L. Sheehan	(Principal Financial and Accounting Officer)
/s/ Eric R. Ball	Chairman of the Board	March 31, 2025
Eric R. Ball
/s/ Stephen N. Cannon	Director	March 31, 2025
Stephen N. Cannon
/s/ Jack Crawford	Director	March 31, 2025
Jack Crawford
/s/ Vishwesh Pai	Director	March 31, 2025
Vishwesh Pai

ARCHIMEDES TECH SPAC PARTNERS II CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Archimedes Tech SPAC Partners II Co.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Archimedes Tech SPAC Partners II Co. (the “Company”) as of December 31, 2024 and the related statements of operations, changes in shareholder’s deficit and cash flows for the period from June 7, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from June 7, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2025

PCAOB ID 100

ARCHIMEDES TECH SPAC PARTNERS II CO.

BALANCE SHEET

DECEMBER 31, 2024

ASSETS
Deferred offering costs	$429,691
TOTAL ASSETS	$429,691

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued expenses	$23,000
Accrued offering costs	268,358
Promissory note — related party	192,033
Total Liabilities	483,391

Commitments and Contingencies

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(78,700)
Total Shareholder’s Deficit	(53,700)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$429,691

(1)

Included an aggregate of up to 750,000 ordinary shares that were subject to surrender and forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5).

The accompanying notes are an integral part of the financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 7, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative expenses	$78,700
Net Loss	$(78,700)

Weighted average shares outstanding, basic and diluted (1)	5,000,000

Basic and diluted net loss per ordinary shares	$(0.02)

(1)

Excluded an aggregate of up to 750,000 ordinary shares that were subject to surrender and forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5).

The accompanying notes are an integral part of the financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JUNE 7, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 7, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Ordinary Shares to Sponsor(1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(78,700)	(78,700)

Balance — December 31, 2024	5,750,000	$575	$24,425	$(78,700)	$(53,700)

(1)

Included an aggregate of up to 750,000 ordinary shares that were subject to surrender and forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5).

The accompanying notes are an integral part of the financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 7, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from operating activities:
Net loss	$(78,700)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Founder shares	3,880
General and administrative expenses paid through promissory note - related party	51,820
Changes in operating assets and liabilities:
Accrued expenses	23,000
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning	—
Cash – Ending	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$268,358
Deferred offering costs paid by Sponsor in exchange for the issuance of Founder shares	$21,120
Deferred offering costs paid through promissory note -related party	$140,213

The accompanying notes are an integral part of the financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Archimedes Tech SPAC Partners II Co. (the “Company”) is a blank check company newly incorporated in the Cayman Islands on June 7, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target, and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination.

Although the Company may acquire a business in any industry, it intends to focus on companies engaged in the technology industry. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2025. On February 12, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 840,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Archimedes Tech SPAC Sponsors II LLC (the “Sponsor”) and BTIG, LLC, the representative of the underwriters in the Initial Public Offering (“BTIG”), generating gross proceeds of $8,400,000. Each Private Placement Unit consists of one ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”), with each whole Private Placement Warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $13,175,520, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $525,520 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on February 12, 2025, an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window, as defined below, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Public Shares if the Company has not completed an initial Business Combination within the completion window, subject to Cayman Islands laws.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of funds withdrawn to pay taxes). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to the initial Business Combination. As a result, the Company may be able to complete its initial Business Combination even though a substantial majority of the public shareholders do not agree with the transaction and have redeemed their shares or, if the Company seeks shareholder approval of the initial Business Combination and does not conduct redemptions in connection with the initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the initial shareholders, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration the Company would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to the Company, the Company will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and the Company instead may search for an alternate Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Initial Shareholders and the Company’s officers and directors entered into a letter agreement, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any shares held by them in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Completion Window (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any founder shares and private shares they hold if the Company fails to complete its initial Business Combination within the Completion Window as a result of a shareholder vote to amend the amended and restated memorandum and articles of association (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window). If the Company submits its initial Business Combination to the public shareholders for a vote, the initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any shares held by them in favor of the initial Business Combination.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Company will have until 21 months from the closing of the Initial Public Offering, or until such earlier liquidation date as the Company’s board of directors may approve, to complete a Business Combination (the “Completion Window”). If the Company has not completed a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of funds withdrawn to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on the Company’s ability to raise funds privately or through loans in connection with its initial Business Combination.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.05 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Liquidity and Capital Resources

As of December 31, 2024, the Company had no cash and a working capital deficit of $483,391. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, “Going Concern,” as of December 31, 2024, and including the closing of the Initial Public Offering on February 12, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and no cash equivalents as of December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Deferred offering costs allocated to the Public Shares will be charged to temporary equity, and deferred offering costs allocated to the Public Warrants and Private Placement Units will be charged to shareholders’ equity as the warrants associated with units issued in the Initial Public Offering and Private Placement, after management’s evaluation, will be accounted for under equity treatment. As of December 31, 2024, there were $429,691 of deferred offering costs recorded in the accompanying balance sheet.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to surrender and forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of ordinary shares that are subject to surrender and forfeiture if the over-allotment option is not exercised by the underwriters (Notes 5 and 6). At December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurement

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

Warrant Instruments

The Company will account for the Public and Private Placement Warrants issued in connection with the Initial Public Offering, on February 12, 2025, and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated ASC Topic 815 and will classify the warrant instruments under equity treatment at their assigned values. There are no Public and Private Warrants currently outstanding as of December 31, 2024.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of inception, June 7, 2024. There was no effect to the Company’s presented financial statement.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2024.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half Public Warrant. Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and BTIG, generating gross proceeds of $8,400,000. Each Private Placement Unit consists of one ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”), with each whole Private Placement Warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (Note 7). The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5 — RELATED PARTIES

Founder Shares

On June 7, 2024, the Sponsor made a capital contribution of $25,000 to cover certain of the Company’s expenses, for which the Company issued 5,750,000 ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 shares subject to surrender and forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the Initial Public Offering and the underwriters election to fully exercise their over-allotment option, 750,000 shares are no longer subject to surrender and forfeiture.

Pursuant to a letter agreement that the initial shareholders, directors and officers have entered into with the Company, with certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to directors and officers and other persons or entities affiliated with the initial shareholders, each of whom will be subject to the same transfer restrictions) until the earlier of: (i) six months after the completion of the initial Business Combination; and (ii) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the Founder Shares will be released from the lock-up if (1) the last reported sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period after the initial Business Combination or (2) if the Company completes a transaction after the initial Business Combination which results in all of the Company’s shareholders having the right to exchange their shares for cash, securities or other property.

Administrative Support Agreement

Commencing on the effective date, February 10, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2024, no expense was incurred.

Promissory Note — Related Party

On June 7, 2024, the Sponsor issued an unsecured promissory note to the Company (as amended, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $290,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. As of December 31, 2024, there was $192,033 in borrowings outstanding under the Promissory Note. On February 12, 2025, the outstanding balance under the Promissory Note was repaid simultaneously with the closing of the Initial Public Offering.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2024, no Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Units (and underlying securities) and any units (and underlying securities) that may be issued on conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 12, 2025, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2024, there were 5,750,000 ordinary shares issued and outstanding of which an aggregate of up to 750,000 shares subject to surrender and forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the Initial Public Offering on February 12, 2025, and the underwriters election to fully exercise their over-allotment option, 750,000 shares are no longer subject to surrender and forfeiture.

Warrants — There are no warrants issued or outstanding as of December 31, 2024. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue ordinary shares upon exercise of a warrant unless ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the ordinary share issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

•

if, and only if, the last sale price of ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of ordinary shares issuable upon the exercise of the Company’s warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the highest closing sale price of the ordinary share for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per ordinary shares (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until the completion of a Business Combination, subject to certain limited exceptions.

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

For the period From June 7, 2024 (Inception) through December 31, 2024
General and administrative expenses	$78,700

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below and in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 12, 2025, the Company consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one ordinary share, par value $0.0001 per share, and one-half of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment.

On February 12, 2025, the Company repaid the Sponsor for the outstanding borrowings under the promissory note amounting to $290,000. Borrowings under the promissory note is no longer available.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and BTIG, generating gross proceeds of $8,400,000.