Form 10-Q
period 2025-03-31
Archimedes Tech SPAC Partners II Co.
filed 2025-05-14
CIK 2028516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-42514

ARCHIMEDES TECH SPAC PARTNERS II CO.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2093 Philadelphia Pike #1968 Claymont, DE 19703
(Address of principal executive offices, including zip code)
(725) 312-2430
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	ATIIU	The Nasdaq Stock Market LLC
Ordinary Shares	ATII	The Nasdaq Stock Market LLC
Warrants	ATIIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2025, there were 29,590,000 ordinary shares (inclusive of shares included in outstanding units), $0.0001 par value, issued and outstanding.

ARCHIMEDES TECH SPAC PARTNERS II CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$1,863,173	$—
Prepaid expenses	157,500	—
Total current assets	2,020,673	—
Deferred offering costs	—	429,691
Prepaid insurance	75,521	—
Cash held in Trust Account	232,455,884	—
TOTAL ASSETS	$234,552,078	$429,691

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$94,149	$23,000
Accrued offering costs	75,000	268,358
Due to related party	2,926	—
Promissory note – related party	—	192,033
Total current liabilities	172,075	483,391
Deferred underwriting fee payable	8,050,000	—
TOTAL LIABILITIES	8,222,075	483,391

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.11 per share as of March 31, 2025 and none at December 31, 2024	232,455,884	—

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 6,590,000 and 5,750,000 shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024, respectively(1)	659	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,126,540)	(78,700)
TOTAL SHAREHOLDERS’ DEFICIT	(6,125,881)	(53,700)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$234,552,078	$429,691

(1)

As of December 31, 2024, included an aggregate of up to 750,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On February 12, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; hence, the 750,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

General and administrative expenses	$146,661
Loss from operations	(146,661)

Other income:
Interest earned on cash held in Trust Account	1,305,884
Total other income	1,305,884

Net income	$1,159,223

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	12,146,067

Basic and diluted net income per share, redeemable ordinary shares	$0.06

Basic weighted average shares outstanding, non-redeemable ordinary shares (1)	5,839,663

Basic net income per share, non-redeemable ordinary shares	$0.06

Diluted weighted average shares outstanding, non-redeemable ordinary shares (1)	6,193,596

Diluted net income per ordinary share, non-redeemable ordinary shares	$0.06

(1)

Prior to the Company’s Initial Public Offering, the ordinary shares excluded an aggregate of up to 750,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On February 12, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; hence, the 750,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	5,750,000	$575	$24,425	$(78,700)	$(53,700)

Sale of 840,0000 private placement units	840,000	84	8,399,916	—	8,400,000

Fair value of Public Warrants at issuance	—	—	1,725,000	—	1,725,000

Allocated value of transaction costs to warrants and private placement units	—	—	(117,194)	—	(117,194)

Accretion of ordinary shares subject to possible redemption amount	—	—	(10,032,147)	(7,207,063)	(17,239,210)

Net income	—	—	—	1,159,223	1,159,223

Balance – March 31, 2025	6,590,000	$659	$—	$(6,126,540)	$(6,125,881)

(1)

As of December 31, 2024, included an aggregate of up to 750,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On February 12, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; hence, the 750,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,159,223
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,305,884)
General and administrative expenses paid by related parties	2,926
General and administrative expenses paid through promissory note – related party	51,600
Changes in operating assets and liabilities:
Prepaid expenses	(157,500)
Accrued expenses	71,149
Prepaid insurance	(75,521)
Net cash used in operating activities	(254,007)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(231,150,000)
Net cash used in investing activities	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	8,400,000
Proceeds from promissory note - related party	40,927
Repayment of promissory note – related party	(290,000)
Payment of offering costs	(283,747)
Net cash provided by financing activities	233,267,180

Net Change in Cash	1,863,173
Cash – Beginning of period	—
Cash – End of period	$1,863,173

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Offering costs paid through promissory note – related party	$5,440
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Archimedes Tech SPAC Partners II Co. (the “Company”) is a blank check company newly incorporated in the Cayman Islands on June 7, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target.

Although the Company may acquire a business in any industry, it intends to focus on companies engaged in the technology industry. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2025. On February 12, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of funds withdrawn to pay taxes). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company’s amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to the initial Business Combination. As a result, the Company may be able to complete its initial Business Combination even though a substantial majority of the public shareholders do not agree with the transaction and have redeemed their shares or, if the Company seeks shareholder approval of the initial Business Combination and does not conduct redemptions in connection with the initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the initial shareholders, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration the Company would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to the Company, the Company will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and the Company instead may search for an alternate Business Combination.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash of $1,863,173. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

The Company does not believe that it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Company’s Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Company’s Business Combination or because the Company becomes obligated to redeem a significant number of the Public Shares upon consummation of the Company’s Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 11, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 19, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of other income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,863,173 and $0 in cash as of March 31, 2025 and December 31, 2024, respectively, and no cash equivalents as of such dates.

Cash Held in Trust Account

As of March 31, 2025, the assets held in the Trust Account, amounting to $232,455,884, were held in demand deposit. As of December 31, 2024, there were no funds deposited in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders' deficit as the warrants associated with units issued in the Initial Public Offering and Private Placement, after management's evaluation, are accounted for under equity treatment.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants are contingent upon the occurrence of future events. As of March 31, 2025, the warrants are exercisable to purchase 11,920,000 ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the inclusion of such warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	For the Three Months Ended March 31, 2025
	Redeemable	Non- Redeemable
Basic net income per share:
Numerator:
Allocation of net income	$782,843	$376,380
Denominator:
Basic weighted-average shares outstanding	12,146,067	5,839,663
Basic net income per ordinary share	$0.06	$0.06

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

	For the Three Months Ended March 31, 2025
	Redeemable	Non- Redeemable
Diluted net income per share:
Numerator:
Allocation of net income	$767,735	$391,488
Denominator:
Diluted weighted-average shares outstanding	12,146,067	6,193,596
Diluted net income per ordinary share	$0.06	$0.06

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

The fair value of the Public Warrants is $1,725,000, or $0.15 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

February 12, 2025
Implied ordinary share price	$9.93
Exercise price	$11.50
Simulation term (years)	6.5
Risk-free rate (continuous)	4.49%
Selected volatility	3.0%
Calculated value per warrant	$0.15
Probability of de-SPAC and market adjustment	11.0%

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2025, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of March 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,725,000)
Ordinary shares issuance costs	(13,058,326)
Plus:
Accretion of carrying value to redemption value	17,239,210
Ordinary shares subject to possible redemption, March 31, 2025	$232,455,884

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which included a full exercise by the underwriter of their over-allotment option of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half Public Warrant. Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and BTIG, generating gross proceeds of $8,400,000. Each Private Placement Unit consists of one ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants”), with each whole Private Placement Warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (Note 7). The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5 — RELATED PARTIES

Founder Shares

On June 7, 2024, the Sponsor made a capital contribution of $25,000 to cover certain of the Company’s expenses, for which the Company issued 5,750,000 ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 shares subject to surrender and forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the Initial Public Offering and the full exercise by the underwriters of their over-allotment option, 750,000 shares are no longer subject to surrender and forfeiture.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

Promissory Note — Related Party

On June 7, 2024, the Sponsor issued an unsecured promissory note to the Company (as amended, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $290,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. As of March 31, 2025 and December 31, 2024, the Company had $0 and $192,033 outstanding under the Promissory Note, respectively. Simultaneously with the closing of the Initial Public Offering, the Company repaid the outstanding borrowings under the Promissory Note. Borrowings under the note are no longer available.

Administrative Support Agreement

Commencing on the effective date, February 10, 2025, the Company agreed to reimburse the Sponsor in an amount equal to $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025, the Company incurred $16,786 in fees for these services, which was unpaid and included in accrued expenses line in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 12, 2025, simultaneously with the Initial Public Offering, the underwriters exercised their over-allotment option in full, closing on the 3,000,000 additional Units.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 6,590,000 and 5,750,000 ordinary shares issued and outstanding, excluding the 23,000,000 and 0 ordinary shares subject to possible redemption, respectively.

Warrants — As of March 31, 2025, there were 11,920,000 warrants outstanding, including 11,500,000 Public Warrants and 420,000 Private Placement Warrants. There are no warrants issued or outstanding as of December 31, 2024. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, subject to certain limited exceptions.

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

	March 31,	December 31,
	2025	2024
Cash	$1,863,173	$—
Cash held in Trust Account	$232,455,884	$—

For The Three Months Ended March 31, 2025
General and administrative expenses	$146,661
Interest earned on cash held in Trust Account	$1,305,884

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our” or the “Company” refer to Archimedes Tech SPAC Partners II Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Archimedes Tech SPAC Sponsors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 7, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering (as defined below) and the sale of the Private Placement Units (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search for businesses in the technology industry, and our focus will be on the artificial intelligence, cloud services and automotive technology sectors. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (the “IPO” or “Initial Public Offering”) was declared effective on February 10, 2025. On February 12, 2025, we consummated our Initial Public Offering of 23,000,000 units (the “Units”), including the exercise in full by the underwriters of an option to purchase up to 3,000,000 Units to cover over-allotments. Each Unit consists of one ordinary share, $0.0001 par value (“ordinary share”) and one-half of one redeemable warrant (the “Public Warrants”), with each whole Public Warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000.

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

Following the closing of the IPO, a total of $231,150,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders (the “trust account”) with Odyssey Transfer and Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

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

If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $1,159,223, which consists of interest income on cash held in the trust account of $1,305,884, offset by general and administrative expenses of $146,661.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from the sponsor, which were repaid simultaneously with the closing of the Initial Public Offering.

On February 12, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one ordinary share and one-half of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the sponsor and BTIG, generating gross proceeds of $8,400,000.

Following closing of the Initial Public Offering and the sale of the Private Placement Units, a total of $231,150,000 was placed in the trust account. We incurred $13,175,520 in transaction costs, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $525,520 of other offering costs.

For the three months ended March 31, 2025, cash used in operating activities was $254,007. Net income of $1,159,223 was reduced by the interest earned on cash held in trust account of $1,305,884, and increased by the general and administrative expenses paid through promissory note – related party of $51,600 and general and administrative expenses paid by related parties of $2,926. Changes in operating assets and liabilities used $161,872 of cash for operating activities.

As of March 31, 2025, we had cash held in the trust account of $232,455,884 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $1,863,173. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on February 10, 2025 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 7, 2024, the sponsor subscribed for 5,750,000 founder shares for a total subscription price of $25,000 and fully paid for those shares (up to 750,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). As a result of the underwriters’ election to fully exercise their over-allotment option on February 12, 2025, the 750,000 founder shares were no longer subject to forfeiture. The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 12, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one ordinary share and one-half of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the sponsor and BTIG, generating gross proceeds of $8,400,000.

Of the gross proceeds received from the Initial Public Offering and the private placement of the Private Placement Units, an aggregate of $231,150,000 was placed in the trust account. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). The specific investments in our trust account may change from time to time.

We incurred a total of $13,175,520 in transaction costs, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $525,520 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

No.	Description of Exhibit
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2025	ARCHIMEDES TECH SPAC PARTNERS II CO.

	By:	/s/ Long Long
Name: Long Long
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel L. Sheehan
Name: Daniel L. Sheehan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)