Form 10-Q
period 2025-09-30
Archimedes Tech SPAC Partners II Co.
filed 2025-11-07
CIK 2028516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 29,590,000 ordinary shares (inclusive of shares included in outstanding units), $0.0001 par value, issued and outstanding.

ARCHIMEDES TECH SPAC PARTNERS II CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Page
Part I – Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024, and for the period from June 7, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025, for the three months ended September 30, 2024, and for the period from June 7, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from June 7, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II – Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$1,409,116	$—
Prepaid expenses	338,765	—
Total current assets	1,747,881	—
Deferred offering costs	—	429,691
Prepaid insurance	31,771	—
Cash held in Trust Account	237,491,299	—
TOTAL ASSETS	$239,270,951	$429,691

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$52,292	$23,000
Accrued offering costs	75,000	268,358
Due to related party	1,277	—
Promissory note – related party	—	192,033
Total current liabilities	128,569	483,391
Deferred underwriting fee payable	8,050,000	—
TOTAL LIABILITIES	8,178,569	483,391

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.33 per share as of September 30, 2025 and none at December 31, 2024	237,491,299	—

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 6,590,000 and 5,750,000 shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively(1)	659	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,399,576)	(78,700)
TOTAL SHAREHOLDERS’ DEFICIT	(6,398,917)	(53,700)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$239,270,951	$429,691

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

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 7, 2024 (Inception) Through September 30,
	2025	2024	2025	2024

General and administrative expenses	$159,842	$13,000	$467,299	$55,700
Loss from operations	(159,842)	(13,000)	(467,299)	(55,700)

Other income:
Interest earned on cash in bank account	17,165	—	47,602	—
Interest earned on cash held in Trust Account	2,546,478	—	6,341,299	—
Total other income	2,563,643	—	6,388,901	—

Net income (loss)	$2,403,801	$(13,000)	$5,921,602	$(55,700)

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	23,000,000	—	19,377,289	—
Basic and diluted net income per share, redeemable ordinary shares	$0.08	—	$0.23	—
Basic weighted average shares outstanding, non-redeemable ordinary shares(1)	6,590,000	5,000,000	6,339,560	5,000,000
Basic net income (loss) per share, non-redeemable ordinary shares	$0.08	$(0.00)	$0.23	$(0.01)
Diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	6,590,000	5,000,000	6,454,945	5,000,000
Diluted net income (loss) per share, non-redeemable ordinary shares	$0.08	$(0.00)	$0.23	$(0.01)

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

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	5,750,000	$575	$24,425	$(78,700)	$(53,700)

Sale of 840,0000 private placement units	840,000	84	8,399,916	—	8,400,000

Fair value of Public Warrants at issuance	—	—	1,725,000	—	1,725,000

Allocated value of transaction costs to warrants and private placement units	—	—	(117,194)	—	(117,194)

Accretion of ordinary shares subject to possible redemption amount	—	—	(10,032,147)	(7,207,063)	(17,239,210)

Net income	—	—	—	1,159,223	1,159,223

Balance – March 31, 2025	6,590,000	659	—	(6,126,540)	(6,125,881)

Accretion of ordinary shares subject to possible redemption amount	—	—	—	(2,488,937)	(2,488,937)

Net income	—	—	—	2,358,578	2,358,578

Balance – June 30, 2025	6,590,000	659	—	(6,256,899)	(6,256,240)

Accretion of ordinary shares subject to possible redemption amount	—	—	—	(2,546,478)	(2,546,478)

Net income	—	—	—	2,403,801	2,403,801

Balance – September 30, 2025	6,590,000	$659	$—	$(6,399,576)	$(6,398,917)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024, AND FOR THE PERIOD FROM JUNE 7, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – June 7, 2024 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(42,700)	(42,700)

Balance – June 30, 2024	5,750,000	$575	$24,425	$(42,700)	$(17,700)

Net loss	—	—	—	(13,000)	(13,000)

Balance – September 30, 2024	5,750,000	$575	$24,425	$(55,700)	$(30,700)

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

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from June 7, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$5,921,602	$(55,700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Founder Shares	—	3,880
Interest earned on cash held in Trust Account	(6,341,299)	—
General and administrative expenses paid by related parties	15,363	—
General and administrative expenses paid through promissory note – related party	51,600	38,820
Changes in operating assets and liabilities:
Prepaid expenses	(338,765)	—
Accrued expenses	29,292	13,000
Prepaid insurance	(31,771)	—
Net cash used in operating activities	(693,978)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(231,150,000)	—
Net cash used in investing activities	(231,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placement Units	8,400,000	—
Repayment of due to related party	(14,086)	—
Proceeds from promissory note - related party	40,927	—
Repayment of promissory note – related party	(290,000)	—
Payment of offering costs	(283,747)	—
Net cash provided by financing activities	233,253,094	—

Net Change in Cash	1,409,116	—
Cash – Beginning of period	—	—
Cash – End of period	$1,409,116	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	―
Deferred offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$10,000
Deferred offering costs paid through promissory note – related party	$5,440	$105,000
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$15,000
Deferred underwriting fee payable	$8,050,000	―
Deferred offering costs included in accrued offering costs	$—	$211,192
Deferred offering costs paid through prepaid expenses	$—	$11,120

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash of $1,409,116. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 11, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 19, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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
SEPTEMBER 30, 2025
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,409,116 and $0 in cash as of September 30, 2025 and December 31, 2024, respectively, and no cash equivalents as of such dates.

Cash Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $237,491,299, were held in a demand deposit account. As of December 31, 2024, there were no funds deposited in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants are contingent upon the occurrence of future events. As of September 30, 2025, the warrants are exercisable to purchase 11,920,000 ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the inclusion of such warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 7, 2024 (Inception) Through September 30,
	2025		2024		2025		2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,868,450	$535,351	$—	$(13,000)	$4,461,845	$1,459,757	$—	$(55,700)
Denominator:
Basic weighted-average shares outstanding	23,000,000	6,590,000	—	5,000,000	19,377,289	6,339,560	—	5,000,000
Basic net income (loss) per ordinary share	$0.08	$0.08	$—	$(0.00)	$0.23	$0.23	$—	$(0.01)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 7, 2024 (Inception) Through September 30,
	2025		2024		2025		2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,868,450	$535,351	$—	$(13,000)	$4,441,915	$1,479,687	$—	$(55,700)
Denominator:
Diluted weighted-average shares outstanding	23,000,000	6,590,000	—	5,000,000	19,377,289	6,454,945	—	5,000,000
Diluted net income (loss) per ordinary share	$0.08	$0.08	$—	$(0.00)	$0.23	$0.23	$—	$(0.01)

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

The fair value of the Public Warrants was $1,725,000, or $0.15 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

February 12, 2025
Implied ordinary share price	$9.93
Exercise price	$11.50
Simulation term (years)	6.5
Risk-free rate (continuous)	4.49%
Selected volatility	3.0%
Calculated value per warrant	$0.15
Probability of de-SPAC and market adjustment	11.0%

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of September 30, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,725,000)
Ordinary shares issuance costs	(13,058,326)
Plus:
Accretion of carrying value to redemption value	22,274,625
Ordinary shares subject to possible redemption, September 30, 2025	$237,491,299

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Promissory Note — Related Party

On June 7, 2024, the Sponsor issued an unsecured promissory note to the Company (as amended, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $290,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. As of September 30, 2025 and December 31, 2024, the Company had $0 and $192,033 outstanding under the Promissory Note, respectively. Simultaneously with the closing of the Initial Public Offering, the Company repaid the outstanding borrowings under the Promissory Note. Borrowings under the note are no longer available.

Administrative Support Agreement

Commencing on the effective date, February 10, 2025, the Company agreed to reimburse the Sponsor in an amount equal to $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $76,786 in fees for these services, respectively, all of which were paid as of September 30, 2025. For the period from June 7, 2024 (inception) through September 30, 2024, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

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
SEPTEMBER 30, 2025
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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 6,590,000 and 5,750,000 ordinary shares issued and outstanding, excluding the 23,000,000 and 0 ordinary shares subject to possible redemption, respectively.

Warrants — As of September 30, 2025, there were 11,920,000 warrants outstanding, including 11,500,000 Public Warrants and 420,000 Private Placement Warrants. There are no warrants issued or outstanding as of December 31, 2024. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
SEPTEMBER 30, 2025
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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30,	December 31,
	2025	2024
Cash	$1,409,116	$—
Cash held in Trust Account	$237,491,299	$—

	For the three months ended September 30,		For the nine months ended September 30,	For the Period from June 7, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative expenses	$159,842	$13,000	$467,299	$55,700
Interest earned on cash in bank account	17,165	—	47,602	—
Interest earned on cash held in Trust Account	2,546,478	—	6,341,299	—

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Interest earned on cash in bank account and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews the interest earned on cash in bank account and general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our” or the “Company” refer to Archimedes Tech SPAC Partners II Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Archimedes Tech SPAC Sponsors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,403,801, which consists of interest earned on cash held in trust account of $2,546,478, interest earned on cash in bank account of $17,165, offset by general and administrative expenses of $159,842.

For the nine months ended September 30, 2025, we had a net income of $5,921,602, which consists of interest earned on cash held in trust account of $6,341,299, interest earned on cash in bank account of $47,602, offset by general and administrative expenses of $467,299.

For the three months ended September 30, 2024 and the period from June 7, 2024 (inception) through September 30, 2024, we had a net loss of $13,000 and $55,700, respectively, which consists of general and administrative expenses.

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

For the nine months ended September 30, 2025, cash used in operating activities was $693,978. Net income of $5,921,602 was reduced by the interest earned on cash held in the trust account of $6,341,299, and increased by the general and administrative expenses paid through promissory note – related party of $51,600 and general and administrative expenses paid by related parties of $15,363 . Changes in operating assets and liabilities used $341,244 of cash for operating activities.

For the period from June 7, 2024 (inception) through September 30, 2024, cash used in operating activities was $0. Net loss of $55,700 was increased by the general and administrative expenses paid by the sponsor in exchange for issuance of Founder Shares of $3,880, and increased by the general and administrative expenses paid through promissory note – related party of $38,820 . Changes in operating assets and liabilities provided $13,000 of cash for operating activities.

As of September 30, 2025, we had cash held in the trust account of $237,491,299 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $1,409,116. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Date: November 7, 2025	ARCHIMEDES TECH SPAC PARTNERS II CO.

	By:	/s/ Long Long
Name: Long Long
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel L. Sheehan
Name: Daniel L. Sheehan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)