Form 10-K
period 2025-12-31
Archimedes Tech SPAC Partners II Co.
filed 2026-03-04
CIK 2028516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $235,290,000.

As of March 2, 2026, the registrant had 29,590,000 ordinary shares outstanding (inclusive of shares included in outstanding units).

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

Effecting Our Initial Business Combination

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2025 were organizational activities, those necessary to prepare for the IPO, and, following the IPO, identifying a target company for an initial business combination.

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

Holders

As of March 2, 2026, there were 29,590,000 ordinary shares (inclusive of ordinary shares included in our units) issued and outstanding, held by a total of three (3) holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2025, we have three subsidiaries, ATII Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary incorporated on December 4, 2025, ATII Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly owned subsidiary incorporated on December 11, 2025, and ATII Holdings Inc. (“Holdings”), a Delaware corporation and our direct, wholly owned subsidiary incorporated on December 4, 2025. Holdings was formed for the purpose of merging with us to facilitate the consummation of the Business Combination.

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

The registration statement for our Initial Public Offering was declared effective on February 10, 2025. On February 12, 2025, we consummated our Initial Public Offering of 23,000,000 Units, including the exercise in full by the underwriters of an option to purchase up to 3,000,000 Units to cover over-allotments. Each Unit consists of one ordinary share and one-half of one Public Warrants, with each whole Public Warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000.

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

Following the closing of the IPO, a total of $231,150,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders with Odyssey Transfer and Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2025 were organizational activities, those necessary to prepare for the IPO, and, following the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on demand deposits held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $7,986,738, which consists of interest earned on cash held in trust account of $8,710,969 and interest earned on cash in bank account of $61,744, offset by general and administrative expenses of $785,975.

For the period from June 7, 2024 (inception) through December 31, 2024, we had a net loss of $78,700, which consisted of general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from the sponsor. All outstanding loans were repaid simultaneously with the closing of the Initial Public Offering.

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

For the year ended December 31, 2025, cash used in operating activities was $739,050. Net income of $7,986,738 was reduced by the interest earned on cash held in the trust account of $8,710,969 and increased by the general and administrative expenses paid through promissory note – related party of $51,600 and general and administrative expenses paid by related parties of $16,603. Changes in operating assets and liabilities used $83,022 of cash for operating activities.

For the period from June 7, 2024 (inception) through December 31, 2024, cash used in operating activities was $0. Net loss of $78,700 was increased by the general and administrative expenses paid by the sponsor in exchange for issuance of Founder Shares of $3,880, and increased by the general and administrative expenses paid through promissory note – related party of $51,820 . Changes in operating assets and liabilities provided $23,000 of cash for operating activities.

As of December 31, 2025, we had cash held in the trust account of $239,860,969, which was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash outside the trust account of $1,362,766. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination by November 12, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an Initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2026.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2025.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Dr. Eric R. Ball	62	Chairman of the Board
Long Long	41	Chief Executive Officer and director
Daniel L. Sheehan	71	Chief Financial Officer
Stephen N. Cannon	58	Director
Jack Crawford	59	Director
Vishwesh Pai	41	Director

Dr. Eric R. Ball has served as our Chairman since February 2025. Since 2022, Dr. Ball has served as a Board member and the Audit Chair of SoundHound AI, Inc. Since 2016, Dr. Ball is a Founding General Partner of Impact Venture Capital, a Silicon Valley based venture firm investing in early-stage applied-AI start-up companies. From 2021 until 2022, Dr. Ball served as Chairman of the Board of Archimedes Tech SPAC Partners Co., a blank check company with $133 million held in trust which consummated its business combination with SoundHound AI, Inc. in April 2022. From 2015 until 2016, Dr. Ball served as Chief Financial Officer for C3 AI, an enterprise AI software provider. From 2005 to 2015, Dr. Ball served as Senior Vice President and Treasurer for Oracle. Prior to 2005, Dr. Ball served in a variety of finance roles at Flextronics International, Cisco Systems, Avery Dennison, and AT&T. Dr. Ball has served as Chairman of the Board of CapConnect+, a start-up company that is focused on linking corporate bond issuers to their institutional buyers, since 2020. Dr. Ball has also served as an advisor to Kyriba, a private treasury management software provider, since 2017. Dr. Ball served as a Board member and Audit Chairman of Glu Mobile Inc, a developer and publisher of mobile games, from 2013 to 2021. Dr. Ball is the Chairman of the Board of Archimedes Tech SPAC Partners III Co. Dr. Ball received his Ph.D. in management at the Drucker School of Management – Claremont Graduate University. Dr. Ball received his MBA in finance and a Master of Arts degree in economics from the University of Rochester. Dr. Ball graduated with honors from the University of Michigan with a Bachelor of Arts degree in Economics. Dr. Ball is also the co-author of the book “Unlocking the Ivory Tower”.

Long Long has been our Chief Executive Officer and a director since June 2024 and our Chief Financial Officer from June 2024 until February 2025. Mr. Long has been the Chief Executive Officer and a director of Archimedes Tech SPAC Partners III Co. since December 2025. From 2020 to 2022, Mr. Long served as the Chief Financial Officer of Archimedes Tech SPAC Partners Co., which consummated its business combination with SoundHound AI, Inc. in April 2022. From 2020 to 2022, Mr. Long served as Chief Financial Officer of Global SPAC Partners Co., a blank check company with $169 million held in trust which consummated its business combination with Gorilla Technology Group Inc. in 2022. From 2019 to 2022, Mr. Long served as Chief Financial Officer of Ackrell SPAC Partners I Co., a blank check company with $140 million held in trust which liquidated its trust and delisted from Nasdaq in August 2022. From 2017 to 2019, Mr. Long was Vice President of Twelve Seas Sponsors I LLC, sponsor of Twelve Seas Investment Company, a blank check company with $207 million held in trust that consummated its initial business combination with Brooge Energy Limited in December 2019. From 2006 to 2016, Mr. Long worked for IBM in a variety of Corporate Finance, Audit, and Managerial roles, both within the U.S. and internationally. From 2015 to 2016, Mr. Long served as Finance Controller for IBM China’s Consulting Business Unit and Sales Channels. From 2013 to 2014, Mr. Long served as Strategy and Planning Manager for IBM China and, from January 2012 to December 2012, as a Senior Finance Analyst for IBM China. From 2010 to 2011, Mr. Long served as Internal Auditor for IBM’s Asia Pacific region and, from 2006 to 2009, as a financial analyst for IBM’s worldwide operations. Mr. Long graduated from Washington University in St. Louis with a Bachelor of Science and Business Administration degree, majoring in Finance and a Bachelor of Science degree, majoring in Electrical Engineering.

Daniel L. Sheehan has served as our Chief Financial Officer since February 2025. Since 2004, Mr. Sheehan has been the founder and managing partner of Silicon Valley Wealth Law, a law firm specializing in estate planning, tax planning, business planning, and special needs planning. Since 1995, Mr. Sheehan has been an attorney licensed in the State of California. From 2021 to 2022, Mr. Sheehan served as Chief Operating Officer of Archimedes Tech SPAC Partners Co., which consummated its business combination with SoundHound AI, Inc. in April 2022. From 2020 to 2022, Mr Sheehan served as a director of Ackrell SPAC Partners I Co. Mr. Sheehan has designed and drafted over 1,000 estate plans for clients throughout Silicon Valley. Mr. Sheehan has expertise in handling federal and state income tax matters and disputes, in the formation and operation of business entities, and has provided strategic planning and technology enhancement guidance to new business ventures and established companies. Mr. Sheehan has senior management experience with companies in a range of industries, including computer-aided manufacturing, real estate development, health care, mining, and law. Mr. Sheehan has frequently consulted with venture capitalists to review and advise them about investment opportunities. From 2011 to 2013, Mr. Sheehan was Chief Executive Officer of North Star Resources, a provider of technology for the extraction and refining of precious and strategic metals. From 1996 to 2004, Mr. Sheehan was a partner in the law firm of Davidson, Sheehan & Jewel. Mr. Sheehan is a director of Archimedes Tech SPAC Partners III Co. In 2010, Mr. Sheehan filed for personal bankruptcy under Chapter 13, which was completed in May 2014 with no debts being discharged. Mr. Sheehan graduated from St. Mary’s College of California with a Bachelor of Arts degree in Business Management with honors. Mr. Sheehan received his Juris Doctor from the University of San Francisco School of Law.

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

Vishwesh Pai has served as our director since February 2025. Since 2021, Mr. Pai has served as Senior Director of Product Management at ServiceNow for its AI Platform. From 2021 to 2022, Mr. Pai served as technology advisor to Archimedes Tech SPAC Partners Co. From 2018 to 2021, Mr. Pai was the Head of Product in Amazon for the Amazon Alexa Multimodal Cloud Platform. From 2016 to 2018, Mr. Pai was a Director of Product Management at Samsung. Prior to 2015, Mr. Pai held various software and engineering roles in Infosys Technologies, Qualcomm Inc., and Ayla Networks. Mr. Pai is a director of Archimedes Tech SPAC Partners III Co. Mr. Pai graduated from Visvesvaraya Technological University with a Bachelor of Engineering degree, from North Carolina State University with a Master of Science degree in Computer Engineering, and from the University of California, Berkeley, Haas School of Business with a Master of Business Administration degree.

Special Advisor and Technical Advisor

Brent Callinicos serves as one of our Special Advisors. From 2021 to 2022, Mr. Callinicos served as a Special Advisor to Archimedes Tech SPAC Partners Co. Mr. Callinicos is currently an angel investor, active in investing in early-stage technology companies. From 2013 to 2015, Mr. Callinicos served as Chief Financial Officer of Uber Technologies Inc. From 2007 to 2013, Mr. Callinicos worked at Google Inc., including as Vice President, Treasurer and Chief Accountant. From 1992 to 2007, Mr. Callinicos worked at Microsoft Corporation, including as Treasurer, Vice President of Worldwide Licensing and Pricing, and CFO of the Platforms and Services Division. Mr. Callinicos is on the boards of directors of PVH Corp., a fashion and apparel company, and Rubicon Technologies. Mr. Callinicos has a Bachelor of Business Administration and an MBA from UNC-Chapel Hill.

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

The following table is based on 29,590,000 ordinary shares outstanding (inclusive of shares included in outstanding units) outstanding as of March 2, 2026. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of any warrants, as these warrants are not exercisable within 60 days of the date of this annual report on Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Archimedes Tech SPAC Sponsors II LLC(2)	6,280,000	21.2%
Long Long(2)	6,280,000	21.2%
Daniel L. Sheehan	—	—
Eric R. Ball	—	—
Stephen N. Cannon	—	—
Jack Crawford	—	—
Vishwesh Pai	—	—
All directors and executive officers as a group (6 individuals)	6,280,000	21.2%
Tenor Capital Management Company, LP(3)	1,500,000	5.1%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Archimedes Tech SPAC Partners II Co., 2093 Philadelphia Pike #1968, Claymont, DE 19703.

(2)

Archimedes Tech SPAC Sponsors II LLC, our sponsor, is the record holder of the shares reported herein. Long Long is the managing member of the sponsor and has voting and dispositive power over the shares owned by the sponsor. Mr. Long disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Eric R. Ball, Long Long, Daniel L. Sheehan, Stephen N. Cannon, Vishwesh Pai, and Jack Crawford each owns limited membership interests in our sponsor directly or indirectly.

(3)

The securities are held by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”). Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. The address for the shareholder is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our Form 8-K financial statements, the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K, and other required filings with the SEC during the year ended December 31, 2025 and the period from June 7, 2024 (inception) through December 31, 2024 totaled approximately $131,000 and $90,000, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2025 and the period from June 7, 2024 (inception) through December 31, 2024.

Tax Fees. During the year ended December 31, 2025 and the period from June 7, 2024 (inception) through December 31, 2024, our independent registered public accounting firm rendered services to us for tax compliance, tax advice and tax planning totaling $5,000 and $0, respectively.

All Other Fees. During the year ended December 31, 2025 and the period from June 7, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

4.5	Description of the Company’s securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
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

14	Form of Code of Conduct (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-282885) initially filed with the SEC on October 30, 2024).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2026	ARCHIMEDES TECH SPAC PARTNERS II CO.

	By:	/s/ Long Long
Name: Long Long Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Long Long	Chief Executive Officer and Executive Chair	March 3, 2026
Long Long	(Principal Executive Officer)

/s/ Daniel L. Sheehan	Chief Financial Officer	March 3, 2026
Daniel L. Sheehan	(Principal Financial and Accounting Officer)

/s/ Eric R. Ball	Chairman of the Board	March 3, 2026
Eric R. Ball

Director
Stephen N. Cannon

/s/ Jack Crawford	Director	March 3, 2026
Jack Crawford

Director
Vishwesh Pai

ARCHIMEDES TECH SPAC PARTNERS II CO.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 100)	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Archimedes Tech SPAC Partners II Co.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archimedes Tech SPAC Partners II Co. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period ended from June 7, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to complete a business combination by November 12, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 3, 2026

PCAOB ID Number 100

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$1,362,766	$—
Prepaid expenses	111,403	—
Total current assets	1,474,169	—
Deferred offering costs	—	429,691
Prepaid insurance	9,896	—
Cash held in Trust Account	239,860,969	—
TOTAL ASSETS	$241,345,034	$429,691

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$61,277	$23,000
Accrued offering costs	75,000	268,358
Due to related party	1,239	—
Promissory note – related party	—	192,033
Total current liabilities	137,516	483,391
Deferred underwriting fee payable	8,050,000	—
TOTAL LIABILITIES	8,187,516	483,391

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.43 per share as of December 31, 2025 and none at December 31, 2024	239,860,969	—

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 6,590,000 and 5,750,000 shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively(1)	659	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,704,110)	(78,700)
TOTAL SHAREHOLDERS’ DEFICIT	(6,703,451)	(53,700)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$241,345,034	$429,691

(1)

As of December 31, 2024, included an aggregate of up to 750,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On February 12, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; as a result, the 750,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from June 7, 2024 (Inception) Through December 31,
	2025	2024

General and administrative expenses	$785,975	$78,700
Loss from operations	(785,975)	(78,700)

Other income:
Interest earned on cash in bank account	61,744	—
Interest earned on cash held in Trust Account	8,710,969	—
Total other income	8,772,713	—

Net income (loss)	$7,986,738	$(78,700)

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	20,290,411	—
Basic and diluted net income per share, redeemable ordinary shares	$0.30	—
Basic weighted average shares outstanding, non-redeemable ordinary shares(1)	6,402,685	5,000,000
Basic net income (loss) per share, non-redeemable ordinary shares	$0.30	$(0.02)
Diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	6,488,986	5,000,000
Diluted net income (loss) per share, non-redeemable ordinary shares	$0.30	$(0.02)

(1)

Prior to the Company’s Initial Public Offering, the ordinary shares excluded an aggregate of up to 750,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On February 12, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; as a result, the 750,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JUNE 7, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 7, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Ordinary Shares to Sponsor	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(78,700)	(78,700)

Balance — December 31, 2024	5,750,000	575	24,425	(78,700)	(53,700)

Sale of 840,0000 private placement units	840,000	84	8,399,916	—	8,400,000

Fair value of Public Warrants at issuance	—	—	1,725,000	—	1,725,000

Allocated value of transaction costs to warrants and private placement units	—	—	(117,194)	—	(117,194)

Accretion of ordinary shares subject to possible redemption to redemption value	—	—	(10,032,147)	(14,612,148)	(24,644,295)

Net income	—	—	—	7,986,738	7,986,738

Balance — December 31, 2025	6,590,000	$659	$—	$(6,704,110)	$(6,703,451)

(1)

As of December 31, 2024, included an aggregate of up to 750,000 ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On February 12, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment; as a result, the 750,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from June 7, 2024 (Inception) Through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$7,986,738	$(78,700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Founder Shares	—	3,880
Interest earned on cash held in Trust Account	(8,710,969)	—
General and administrative expenses paid by related parties	16,603	—
General and administrative expenses paid through promissory note – related party	51,600	51,820
Changes in operating assets and liabilities:
Prepaid expenses	(111,403)	—
Accrued expenses	38,277	23,000
Prepaid insurance	(9,896)	—
Net cash used in operating activities	(739,050)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(231,150,000)	—
Net cash used in investing activities	(231,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placement Units	8,400,000	—
Repayment of due to related party	(15,364)	—
Proceeds from promissory note - related party	40,927	—
Repayment of promissory note – related party	(290,000)	—
Payment of offering costs	(283,747)	—
Net cash provided by financing activities	233,251,816	—

Net Change in Cash	1,362,766	—
Cash – Beginning of period	—	—
Cash – End of period	$1,362,766	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$268,358
Offering costs paid by Sponsor in exchange for the issuance of Founder Shares	$—	$21,120
Offering costs paid through promissory note - related party	$5,440	$140,213
Deferred underwriting fee payable	$8,050,000	―

The accompanying notes are an integral part of the consolidated financial statements.

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

As of December 31, 2025, the Company has three subsidiaries, ATII Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on December 4, 2025, ATII Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company incorporated on December 11, 2025, and ATII Holdings Inc. (“Holdings”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on December 4, 2025. Holdings was formed for the purpose of merging with the Company to facilitate the consummation of the Business Combination. As of December 31, 2025, ATII Merger Sub Inc. and ATII Merger Sub II, LLC are inactive and have not commenced operations, and have no material assets, liabilities, revenues, or expenses attributable to these subsidiaries during the period.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of $1,362,766. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement. However, if the Company is unable to complete an Initial Business Combination by November 12, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an Initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2026.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions were eliminated in the consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of other income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,362,766 and $0 in cash as of December 31, 2025 and 2024, respectively, and no cash equivalents as of such dates.

Cash Held in Trust Account

As of December 31, 2025, the assets held in Trust Account, amounting to $239,860,969, were held in demand deposit accounts. As of December 31, 2024, there were no funds deposited in the Trust Account.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants are contingent upon the occurrence of future events. For the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024, the warrants are exercisable to purchase 11,920,000 ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the inclusion of such warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	For the Year Ended December 31,		For the Period from June 7, 2024 (Inception) Through December 31,
	2025		2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$6,071,015	$1,915,723	$—	$(78,700)
Denominator:
Basic weighted-average shares outstanding	20,290,411	6,402,685	—	5,000,000
Basic net income (loss) per ordinary share	$0.30	$0.30	$—	$(0.02)

	For the Year Ended December 31,		For the Period from June 7, 2024 (Inception) Through December 31,
	2025		2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$6,051,450	$1,935,288	$—	$(78,700)
Denominator:
Diluted weighted-average shares outstanding	20,290,411	6,488,986	—	5,000,000
Diluted net income (loss) per ordinary share	$0.30	$0.30	$—	$(0.02)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

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

The fair value of the Public Warrants on the closing of the Initial Public Offering on February 12, 2025, was $1,725,000, or $0.15 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

February 12, 2025
Implied ordinary share price	$9.93
Exercise price	$11.50
Simulation term (years)	6.5
Risk-free rate (continuous)	4.49%
Selected volatility	3.0%
Calculated value per warrant	$0.15
Probability of de-SPAC and market adjustment	11.0%

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. As of December 31, 2025, the ordinary shares subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,725,000)
Ordinary shares issuance costs	(13,058,326)
Plus:
Accretion of carrying value to redemption value	24,644,295
Ordinary shares subject to possible redemption, December 31, 2025	$239,860,969

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which included a full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half Public Warrant. Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (Note 7).

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

Promissory Note — Related Party

On June 7, 2024, the Sponsor issued an unsecured promissory note to the Company (as amended, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $290,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2025 or (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. Simultaneously with the closing of the Initial Public Offering on February 12, 2025, the Company repaid the outstanding borrowings under the Promissory Note amounting to $290,000. Borrowings under the note are no longer available. As of December 31, 2025 and 2024, the Company had $0 and $192,033 outstanding under the Promissory Note, respectively.

Due to Related Party

Due to related party represents recurring Company expenses advanced by officers on behalf of the Company. As of December 31, 2025 and 2024, the Company owed $1,239 and $0 to officers, respectively.

Administrative Support Agreement

Commencing on the effective date, February 10, 2025, the Company agreed to reimburse the Sponsor in an amount equal to $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2025, the Company incurred and paid $106,786 in fees for these services. For the period from June 7, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 6,590,000 and 5,750,000 ordinary shares issued and outstanding, excluding the 23,000,000 and 0 ordinary shares subject to possible redemption, respectively.

Warrants — As of December 31, 2025, there were 11,920,000 warrants outstanding, including 11,500,000 Public Warrants and 420,000 Private Placement Warrants. There are no warrants issued or outstanding as of December 31, 2024. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption peiod; and

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

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Cash	$1,362,766	$—
Cash held in Trust Account	$239,860,969	$—

	For the Year Ended December 31,	For the Period from June 7, 2024 (Inception) Through December 31,
	2025	2024
General and administrative expenses	$785,975	$78,700
Interest earned on cash in bank account	61,744	—
Interest earned on cash held in Trust Account	8,710,969	—

The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Interest earned on cash in bank account and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews the interest earned on cash in bank account and general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.