Form 10-Q
period 2026-03-31
Archimedes Tech SPAC Partners II Co.
filed 2026-05-14
CIK 2028516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

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

☐Large accelerated filer	☐Accelerated filer
☒Non-accelerated filer	☒Smaller reporting company
☒Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2026, there were 29,590,000 ordinary shares (inclusive of ordinary shares included in outstanding units), $0.0001 par value each, issued and outstanding.

ARCHIMEDES TECH SPAC PARTNERS II CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,077,839	$1,362,766
Prepaid expenses	140,921	111,403
Total current assets	1,218,760	1,474,169
Prepaid insurance	—	9,896
Demand deposit held in Trust Account	242,002,931	239,860,969
TOTAL ASSETS	$243,221,691	$241,345,034

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$305,087	$61,277
Accrued offering costs	—	75,000
Due to related party	4,283	1,239
Total current liabilities	309,370	137,516
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	8,359,370	8,187,516

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.52 and $10.43 per share as of March 31, 2026 and December 31, 2025, respectively	242,002,931	239,860,969

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 6,590,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	659	659
Additional paid-in capital	—	—
Accumulated deficit	(7,141,269)	(6,704,110)
TOTAL SHAREHOLDERS’ DEFICIT	(7,140,610)	(6,703,451)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$243,221,691	$241,345,034

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025

General and administrative expenses	$448,673	$157,451
Loss from operations	(448,673)	(157,451)

Other income:
Interest earned on cash in bank account	11,514	10,790
Interest earned on demand deposit held in Trust Account	2,141,962	1,305,884
Total other income	2,153,476	1,316,674

Net income	$1,704,803	$1,159,223

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	23,000,000	12,146,067
Basic and diluted net income per share, redeemable ordinary shares	$0.06	$0.06
Basic weighted average shares outstanding, non-redeemable ordinary shares	6,590,000	5,839,663
Basic net income per share, non-redeemable ordinary shares	$0.06	$0.06
Diluted weighted average shares outstanding, non-redeemable ordinary shares	6,590,000	6,193,596
Diluted net income per share, non-redeemable ordinary shares	$0.06	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	6,590,000	$659	$—	$(6,704,110)	$(6,703,451)

Accretion of ordinary shares subject to possible redemption to redemption value	—	—	—	(2,141,962)	(2,141,962)

Net income	—	—	—	1,704,803	1,704,803

Balance – March 31, 2026	6,590,000	$659	$—	$(7,141,269)	$(7,140,610)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	5,750,000	$575	$24,425	$(78,700)	$(53,700)

Sale of 840,0000 private placement units	840,000	84	8,399,916	—	8,400,000

Fair value of Public Warrants at issuance	—	—	1,725,000	—	1,725,000

Allocated value of transaction costs to warrants and private placement units	—	—	(117,194)	—	(117,194)

Accretion of ordinary shares subject to possible redemption to redemption value	—	—	(10,032,147)	(7,207,063)	(17,239,210)

Net income	—	—	—	1,159,223	1,159,223

Balance – March 31, 2025	6,590,000	$659	$—	$(6,126,540)	$(6,125,881)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,704,803	$1,159,223
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on demand deposit held in Trust Account	(2,141,962)	(1,305,884)
General and administrative expenses paid by related parties	4,283	2,926
General and administrative expenses paid through promissory note – related party	—	51,600
Changes in operating assets and liabilities:
Prepaid expenses	(29,518)	(157,500)
Accrued expenses	243,810	71,149
Prepaid insurance	9,896	(75,521)
Net cash used in operating activities	(208,688)	(254,007)

Cash Flows from Investing Activities:
Investment of cash into the Trust Account	—	(231,150,000)
Net cash used in investing activities	—	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	8,400,000
Repayment of due to related party	(1,239)	—
Proceeds from promissory note - related party	—	40,927
Repayment of promissory note – related party	—	(290,000)
Payment of offering costs	(75,000)	(283,747)
Net cash (used in) provided by financing activities	(76,239)	233,267,180

Net Change in Cash	(284,927)	1,863,173
Cash – Beginning of period	1,362,766	—
Cash – End of period	$1,077,839	$1,863,173

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Offering costs paid through promissory note - related party	$—	$5,440
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Archimedes Tech SPAC Partners II Co. (the “Company” or “ATII”) is a blank check company newly incorporated in the Cayman Islands on June 7, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. Although the Company may acquire a business in any industry, it intends to focus on companies engaged in the technology industry. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company has three subsidiaries, ATII Merger Sub Inc. (“Merger Sub I”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on December 4, 2025, ATII Merger Sub II, LLC (“Merger Sub II”), a Delaware limited liability company and a direct, wholly owned subsidiary of the Company formed on December 11, 2025, and ATII Holdings Inc. (“Pubco”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on December 4, 2025. Merger Sub I, Merger Sub II and Pubco were formed for the purpose of facilitating the Business Combination (as defined below). As of March 31, 2026, Merger Sub I, Merger Sub II and Pubco are inactive and have not commenced operations, and have no material assets, liabilities, revenues, or expenses attributable to these subsidiaries during the period.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company and negotiating for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that the Company will be able to complete an initial business combination successfully. The Company must complete one or more initial business combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The Company will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of funds withdrawn to pay taxes). There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants. The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of an initial business combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an initial business combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company will have until 21 months from the closing of the Initial Public Offering, or until such earlier liquidation date as the Company’s board of directors may approve, to complete an initial business combination (the “Completion Window”). If the Company has not completed an initial business combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of funds withdrawn to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on the Company’s ability to raise funds privately or through loans in connection with its initial business combination.

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

Merger Agreement

On April 20, 2026, the Company, Pubco, Merger Sub I, Merger Sub II, and Forge Nano, Inc., a Delaware corporation (“Forge Nano”), entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, the Company will re-domicile and become a Delaware corporation by merging with Pubco (the “Reincorporation”), following which the separate corporate existence of the Company will cease and Pubco will continue as the surviving corporation. At the effective time of the Reincorporation, Pubco will adopt Delaware organizational documents, which will provide, among other things, that the name of Pubco will be changed to “Forge Nano Holdings Inc.”

At least one day following the effective time of the Reincorporation, Merger Sub I will merge with and into Forge Nano (the “First Company Merger”), with Forge Nano surviving (the “Initial Surviving Corporation”) and as a result of which the holders of the issued and outstanding capital stock of Forge Nano will receive shares of Pubco common stock in exchange for the issued and outstanding capital stock of Forge Nano. As a result of the First Company Merger, Forge Nano will become a wholly-owned subsidiary of Pubco.

At the effective time of the First Company Merger: (i) each share of each class of preferred stock of Forge Nano will be converted into shares of common stock of Forge Nano pursuant to Forge Nano’s organizational documents; (ii) each share of Forge Nano common stock (including shares of Forge Nano common stock issued upon conversion of the shares of Forge Nano preferred stock) will be cancelled and automatically converted into the right to receive, without interest, the applicable pro rata portion of the Closing Payment Shares (as defined below) for such number of shares of Forge Nano Common Stock; (iii) each outstanding warrant of Forge Nano will be assumed by Pubco and become a corresponding Pubco warrant (the “Pubco Forge Nano Warrants”), subject to the same terms and conditions (including vesting and exercisability) as were applicable to the corresponding Forge Nano warrant; and (iv) each option or other right to acquire securities of Forge Nano and/or its affiliates held by Ascent Funds International Management LLC (together with the Forge Nano warrants, the “Forge Nano Convertible Securities”), will be cancelled and converted into one warrant to purchase shares of Pubco common stock (together with the Pubco Forge Nano Warrants, the “Pubco Convertible Securities”). Under the Merger Agreement, “Closing Payment Shares” means such number of shares of Pubco common stock equal to (a)(i) $1,200,000,000 divided by (ii) $10.00 minus (b) the Pubco common stock issuable upon exercise of any Pubco Convertible Securities issued in exchange for Forge Nano Convertible Securities, if any.

At the effective time of the First Company Merger, each option to purchase shares of Forge Nano common stock will be converted into an option to purchase shares of Pubco common stock on substantially the same terms and conditions, including with respect to vesting and termination-related provisions (as applicable).

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Pursuant to the terms of the Merger Agreement, and subject to the terms and conditions set forth therein, the Forge Nano stockholders who receive Closing Payment Shares and the holders of Pubco Convertible Securities issued in exchange for Forge Nano Convertible Securities, if any, will be entitled to receive, a proportional amount of up to an aggregate of 90,000,000 additional shares of Pubco common stock, issuable upon achievement of certain milestones during the five (5) year period following the closing date. The earn-out shares will be issued at or prior to the closing to the escrow agent and will be disbursed therefrom upon achievement of the applicable milestones. The earn-out shares attributable to holders of Pubco Convertible Securities issued in exchange for Forge Nano Convertible Securities, if any, pursuant to the Merger Agreement will only be disbursed by the escrow agent if an applicable milestone is achieved upon the exercise, conversion or settlement thereof in accordance with their terms.

Immediately following the effective time of the First Company Merger, the Initial Surviving Corporation will merge with and into Merger Sub II (the “Second Company Merger” and together with the First Company Merger and the Reincorporation, the “Business Combination”), with Merger Sub II surviving and Pubco acquiring one membership interest in surviving company and such membership interest will constitute the only outstanding equity of the surviving company.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed transactions is subject to certain conditions as further described in the Merger Agreement.

Concurrently with their entry into the Merger Agreement, ATII and Forge Nano entered into a support agreement (the “Purchaser Sponsor Agreement”) with the Sponsor, pursuant to which the Sponsor agreed, among other things, (i) to vote in favor of the approval and adoption of the Merger Agreement and the Business Combination, (ii) to not redeem, sell or tender, during the term of the Purchaser Support Agreement, any ordinary shares of the Company owned by the Sponsor in connection with the Business Combination and (iii) to not transfer any ordinary shares of the Company held by the Sponsor in accordance with the lock-up provisions set forth in ATII’s final prospectus filed with the SEC on February 11, 2025.

Pursuant to the Purchaser Support Agreement, and subject to the terms and conditions set forth therein, the Sponsor also agreed to contribute up to 3,300,000 ordinary shares, together with all shares of Pubco common stock issued upon conversion thereof, including any securities paid as dividends or distributions with respect to or into which such shares are exchanged or converted (the “Contribution Shares”) to secure one or more financing transactions in connection with the Business Combination. Any Contribution Shares not used to secure financing transactions will be retained by the Sponsor.

In connection with their entry into the Merger Agreement, ATII and Forge Nano entered into a lock-up agreement (the “Lock-Up Agreement”) with certain stockholders of Forge Nano. Pursuant to the Lock-Up Agreement, such Forge Nano stockholders agreed that they will not, during the Lock-Up Period (as defined below), directly or indirectly sell, exchange, assign, transfer (including by merger, conversion or operation of law), gift or otherwise dispose, any of the shares received as merger consideration, or make a public announcement of any intention to effect such a transfer. As used herein, “Lock-Up Period” means the period commencing on the closing date of the Business Combination and ending on the earlier of: (i) six months after the closing; and (ii) the date on which the last reported sale price of the Pubco common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period after the closing.

At the closing, ATII, the Sponsor and certain stockholders of Forge Nano (collectively, the “Subject Parties”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Pubco will be obligated to file a registration statement on Form S-1 with the SEC as soon as practicable but no later than 30 calendar days following the closing of the Business Combination to register the resale of certain securities of Pubco held by the Subject Parties, subject to customary liquidated damages in the event Pubco is unable to meet the filing deadline. The Registration Rights Agreement will also provide the Subject Parties with “piggy-back” registration rights, subject to certain requirements and customary conditions. All expenses of registration under the Registration Rights Agreement, including the legal fees of one firm of counsel chosen by stockholders participating in a registration, will be paid by Pubco.

In connection with the execution of the Merger Agreement, ATII, Pubco and Forge Nano entered into a subscription agreement (the “Subscription Agreement”) with an accredited investor, pursuant to which Pubco will, substantially concurrently with, and contingent upon, the consummation of the Business Combination, sell an aggregate of 10,000,000 shares of Pubco common stock and warrants to purchase an aggregate of 15,000,000 shares of Pubco common stock to such investor, each with an exercise price of $10.00 (subject to adjustments) for an aggregate purchase price of $100,000,000.

For additional information on the Business Combination, please see the Company’s 8-K filed with the SEC on April 20, 2026, and the Form S-4 filed with the SEC on May 5, 2026.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $1,077,839. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company would repay such loaned amounts. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions were eliminated in the unaudited condensed consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of other income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,077,839 and $1,362,766 in cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents as of such dates.

Demand Deposit Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in Trust Account, amounting to $242,002,931 and $239,860,969, respectively, were held in demand deposit accounts.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants are contingent upon the occurrence of future events. For the three months ended March 31, 2026 and 2025, the warrants are exercisable to purchase 11,920,000 ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the inclusion of such warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial business combination; therefore, they have been classified as anti-dilutive.

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026		2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic net income per share:
Numerator:
Allocation of net income	$1,325,126	$379,677	$782,843	$376,380
Denominator:
Basic weighted-average shares outstanding	23,000,000	6,590,000	12,146,067	5,839,663
Basic net income per ordinary share	$0.06	$0.06	$0.06	$0.06

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026		2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Diluted net income per share:
Numerator:
Allocation of net income	$1,325,126	$379,677	$767,735	$391,488
Denominator:
Diluted weighted-average shares outstanding	23,000,000	6,590,000	12,146,067	6,193,596
Diluted net income per ordinary share	$0.06	$0.06	$0.06	$0.06

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,725,000)
Ordinary shares issuance costs	(13,058,326)
Plus:
Accretion of carrying value to redemption value	24,644,295
Ordinary shares subject to possible redemption, December 31, 2025	$239,860,969
Plus:
Accretion of carrying value to redemption value	2,141,962
Ordinary shares subject to possible redemption, March 31, 2026	$242,002,931

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and BTIG, generating gross proceeds of $8,400,000. Each Private Placement Unit consists of one ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants”), with each whole Private Placement Warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (Note 7). The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an initial business combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Due to Related Party

Due to related party represents recurring Company expenses advanced by officers on behalf of the Company. As of March 31, 2026 and December 31, 2025, the Company owed $4,283 and $1,239 to officers, respectively.

Administrative Support Agreement

Commencing on the effective date, February 10, 2025, the Company agreed to reimburse the Sponsor in an amount equal to $10,000 per month for office space, administrative and support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred and paid $30,000 in fees for these services. For the three months ended March 31, 2025, the Company incurred and accrued $16,786 in fees for these services. These fees were included in general and administrative expenses on the condensed consolidated statements of operations

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from ongoing global conflicts and/or other future global conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 6,590,000 ordinary shares issued and outstanding, excluding the 23,000,000 ordinary shares subject to possible redemption.

Warrants — As of March 31, 2026 and December 31, 2025, there were 11,920,000 warrants outstanding, including 11,500,000 Public Warrants and 420,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of an initial business combination, it will use its best efforts to file with the SEC a registration statement covering the ordinary share issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31,	December 31,
	2026	2025
Cash	$1,077,839	$1,362,766
Demand deposit held in Trust Account	$242,002,931	$239,860,969

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$448,673	$157,451
Interest earned on cash in bank account	$11,514	$10,790
Interest earned on demand deposit held in Trust Account	$2,141,962	$1,305,884

The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

The CODM reviews interest earned on demand deposit held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Interest earned on cash in bank account and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination or similar transaction within the Completion Window. The CODM also reviews the interest earned on cash in bank account and general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

ARCHIMEDES TECH SPAC PARTNERS II CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 20, 2026, the Company, Pubco, Merger Sub I, Merger Sub II and Forge Nano entered the Merger Agreement, pursuant to which and subject to the terms and conditions set forth therein, the Company will re-domicile and become a Delaware corporation by merging with Pubco, following which the separate corporate existence of the Company will cease and Pubco will continue as the surviving corporation. At the effective time of the Reincorporation, Pubco will adopt Delaware organizational documents, which will provide, among other things, that the name of Pubco will be changed to “Forge Nano Holdings Inc.” At least one day following the effective time of the Reincorporation, Merger Sub I will merge with and into Forge Nano, with Forge Nano surviving and as a result of which the holders of the issued and outstanding capital stock of Forge Nano will receive shares of Pubco common stock in exchange for the issued and outstanding capital stock of Forge Nano. As a result of the First Company Merger, Forge Nano will become a wholly-owned subsidiary of Pubco. Immediately following the effective time of the First Company Merger, the Initial Surviving Corporation will merge with and into Merger Sub II, with Merger Sub II surviving and Pubco acquiring one membership interest in surviving company and such membership interest will constitute the only outstanding equity of the surviving company.

On May 5, 2026, Registration Statement on Form S-4 was filed with the SEC with respect to the Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our” or the “Company” refer to Archimedes Tech SPAC Partners II Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Archimedes Tech SPAC Sponsors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

While we may pursue an initial business combination target in any business, industry or geographical location, we intend to focus our search for businesses in the technology industry, and our focus will be on the artificial intelligence, cloud services and automotive technology sectors. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

As of March 31, 2026, we have three subsidiaries, ATII Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary incorporated on December 4, 2025, ATII Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly owned subsidiary formed on December 11, 2025, and ATII Holdings Inc., a Delaware corporation and our direct, wholly owned subsidiary incorporated on December 4, 2025. Merger Sub I, Merger Sub II and Pubco were formed for the purpose of facilitating the Business Combination. As of March 31, 2026, Merger Sub I, Merger Sub II and Pubco are inactive and have not commenced operations, and have no material assets, liabilities, revenues, or expenses attributable to these subsidiaries during the period.

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

Merger Agreement

On April 20, 2026, the Company, Pubco, Merger Sub I, Merger Sub II, and Forge Nano, Inc., a Delaware corporation (“Forge Nano”), entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, the Company will re-domicile and become a Delaware corporation by merging with Pubco (the “Reincorporation”), following which the separate corporate existence of the Company will cease and Pubco will continue as the surviving corporation. At the effective time of the Reincorporation, Pubco will adopt Delaware organizational documents, which will provide, among other things, that the name of Pubco will be changed to “Forge Nano Holdings Inc.”

At least one day following the effective time of the Reincorporation, Merger Sub I will merge with and into Forge Nano (the “First Company Merger”), with Forge Nano surviving (the “Initial Surviving Corporation”) and as a result of which the holders of the issued and outstanding capital stock of Forge Nano will receive shares of Pubco common stock in exchange for the issued and outstanding capital stock of Forge Nano. As a result of the First Company Merger, Forge Nano will become a wholly-owned subsidiary of Pubco.

At the effective time of the First Company Merger: (i) each share of each class of preferred stock of Forge Nano will be converted into shares of common stock of Forge Nano pursuant to Forge Nano’s organizational documents; (ii) each share of common stock of Forge Nano (including shares of Forge Nano common stock issued upon conversion of the shares of Forge Nano preferred stock) will be cancelled and automatically converted into the right to receive, without interest, the applicable pro rata portion of the Closing Payment Shares (as defined below) for such number of shares of Forge Nano Common Stock; (iii) each outstanding warrant of Forge Nano will be assumed by Pubco and become a corresponding Pubco warrant (the “Pubco Forge Nano Warrants”), subject to the same terms and conditions (including vesting and exercisability) as were applicable to the corresponding Forge Nano warrant; and (iv) each option or other right to acquire securities of Forge Nano and/or its affiliates held by Ascent Funds International Management LLC (together with the Forge Nano warrants, the “Forge Nano Convertible Securities”), will be cancelled and converted into one warrant to purchase shares of Pubco common stock (together with the Pubco Forge Nano Warrants, the “Pubco Convertible Securities”). Under the Merger Agreement, “Closing Payment Shares” means such number of shares of Pubco common stock equal to (a)(i) $1,200,000,000 divided by (ii) $10.00 minus (b) the Pubco common stock issuable upon exercise of any Pubco Convertible Securities issued in exchange for Forge Nano Convertible Securities, if any.

At the effective time of the First Company Merger, each option to purchase shares of Forge Nano common stock will be converted into an option to purchase shares of Pubco common stock on substantially the same terms and conditions, including with respect to vesting and termination-related provisions (as applicable).

Pursuant to the terms of the Merger Agreement, and subject to the terms and conditions set forth therein, the Forge Nano stockholders who receive Closing Payment Shares and the holders of Pubco Convertible Securities issued in exchange for Forge Nano Convertible Securities, if any, will be entitled to receive, a proportional amount of up to an aggregate of 90,000,000 additional shares of Pubco common stock, issuable upon achievement of certain milestones during the five (5) year period following the closing date. The earn-out shares will be issued at or prior to the closing to the escrow agent and will be disbursed therefrom upon achievement of the applicable milestones. The earn-out shares attributable to holders of Pubco Convertible Securities issued in exchange for Forge Nano Convertible Securities, if any, pursuant to the Merger Agreement will only be disbursed by the escrow agent if an applicable milestone is achieved upon the exercise, conversion or settlement thereof in accordance with their terms.

Immediately following the effective time of the First Company Merger, the Initial Surviving Corporation will merge with and into Merger Sub II (the “Second Company Merger” and together with the First Company Merger and the Reincorporation, the “Business Combination”), with Merger Sub II surviving and Pubco acquiring one membership interest in surviving company and such membership interest will constitute the only outstanding equity of the surviving company.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed transactions is subject to certain conditions as further described in the Merger Agreement.

Concurrently with their entry into the Merger Agreement, ATII and Forge Nano entered into a support agreement (the “Purchaser Sponsor Agreement”) with the Sponsor, pursuant to which the Sponsor agreed, among other things, (i) to vote in favor of the approval and adoption of the Merger Agreement and the Business Combination, (ii) to not redeem, sell or tender, during the term of the Purchaser Support Agreement, any ordinary shares of the Company owned by the Sponsor in connection with the Business Combination and (iii) to not transfer any ordinary shares of the Company held by the Sponsor in accordance with the lock-up provisions set forth in ATII’s final prospectus filed with the SEC on February 11, 2025.

Pursuant to the Purchaser Support Agreement, and subject to the terms and conditions set forth therein, the Sponsor also agreed to contribute up to 3,300,000 ordinary shares, together with all shares of Pubco common stock issued upon conversion thereof, including any securities paid as dividends or distributions with respect to or into which such shares are exchanged or converted (the “Contribution Shares”) to secure one or more financing transactions in connection with the Business Combination. Any Contribution Shares not used to secure financing transactions will be retained by the Sponsor.

In connection with their entry into the Merger Agreement, ATII and Forge Nano entered into a lock-up agreement (the “Lock-Up Agreement”) with certain stockholders of Forge Nano. Pursuant to the Lock-Up Agreement, such Forge Nano stockholders agreed that they will not, during the Lock-Up Period (as defined below), directly or indirectly sell, exchange, assign, transfer (including by merger, conversion or operation of law), gift or otherwise dispose, any of the shares received as merger consideration, or make a public announcement of any intention to effect such a transfer. As used herein, “Lock-Up Period” means the period commencing on the closing date of the Business Combination and ending on the earlier of: (i) six months after the closing; and (ii) the date on which the last reported sale price of the Pubco common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period after the closing.

At the closing, ATII, the Sponsor and certain stockholders of Forge Nano (collectively, the “Subject Parties”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Pubco will be obligated to file a registration statement on Form S-1 with the SEC as soon as practicable but no later than 30 calendar days following the closing of the Business Combination to register the resale of certain securities of Pubco held by the Subject Parties, subject to customary liquidated damages in the event Pubco is unable to meet the filing deadline. The Registration Rights Agreement will also provide the Subject Parties with “piggy-back” registration rights, subject to certain requirements and customary conditions. All expenses of registration under the Registration Rights Agreement, including the legal fees of one firm of counsel chosen by stockholders participating in a registration, will be paid by Pubco.

In connection with the execution of the Merger Agreement, ATII, Pubco and Forge Nano entered into a subscription agreement (the “Subscription Agreement”) with an accredited investor, pursuant to which Pubco will, substantially concurrently with, and contingent upon, the consummation of the Business Combination, sell an aggregate of 10,000,000 shares of Pubco common stock and warrants to purchase an aggregate of 15,000,000 shares of Pubco common stock to such investor, each with an exercise price of $10.00 (subject to adjustments) for an aggregate purchase price of $100,000,000.

On May 5, 2026, Registration Statement on Form S-4 was filed with the SEC with respect to the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2026 were organizational activities, those necessary to prepare for the IPO, and, following the IPO, identifying a target company and negotiating for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on demand deposits held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,704,803, which consists of interest earned on cash held in Trust Account of $2,141,962 and interest earned on cash in bank account of $11,514, offset by general and administrative expenses of $488,673.

For the three months ended March 31, 2025, we had a net income of $1,159,223, which consists of interest income on cash held in Trust Account of $1,305,884 and interest earned on cash in bank account of $10,790, offset by general and administrative expenses of $157,451.

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

For three months ended March 31, 2026, cash used in operating activities was $208,688. Net income of $1,704,803 was reduced by the interest earned on cash held in Trust Account of $2,141,962 and increased by the general and administrative expenses paid by related parties of $4,283. Changes in operating assets and liabilities provided $224,188 of cash for operating activities.

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

As of March 31, 2026, we had cash held in Trust Account of $242,002,931, which was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash outside the Trust Account of $1,077,839. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the initial business combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement. However, if the Company is unable to complete an initial business combination by November 12, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2026.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2026	ARCHIMEDES TECH SPAC PARTNERS II CO.

	By:	/s/ Long Long
Name: Long Long
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel L. Sheehan
Name: Daniel L. Sheehan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)