Form 10-Q
period 2026-06-30
Archimedes Tech SPAC Partners II Co.
filed 2026-08-13
CIK 2028516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 29,590,000 ordinary shares (inclusive of ordinary shares included in outstanding units), $0.0001 par value each, issued and outstanding.

ARCHIMEDES TECH SPAC PARTNERS II CO.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$414,970	$1,362,766
Prepaid expenses	100,521	111,403
Total current assets	515,491	1,474,169
Prepaid insurance	—	9,896
Demand deposit held in Trust Account	244,162,068	239,860,969
TOTAL ASSETS	$244,677,559	$241,345,034

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$576,160	$61,277
Accrued offering costs	—	75,000
Due to related party	—	1,239
PIPE subscription derivative liability	137,942,000	—
Total current liabilities	138,518,160	137,516
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	146,568,160	8,187,516

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.62 and $10.43 per share as of June 30, 2026 and December 31, 2025, respectively	244,162,068	239,860,969

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 6,590,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	659	659
Additional paid-in capital	—	—
Accumulated deficit	(146,053,328)	(6,704,110)
TOTAL SHAREHOLDERS’ DEFICIT	(146,052,669)	(6,703,451)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$244,677,559	$241,345,034

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$977,614	$150,006	$1,426,287	$307,457
Loss from operations	(977,614)	(150,006)	(1,426,287)	(307,457)

Other (expense) income:
Interest earned on cash in bank account	7,555	19,647	19,069	30,437
Interest earned on demand deposit held in Trust Account	2,159,137	2,488,937	4,301,099	3,794,821
PIPE subscription expense	(100,000,000)	—	(100,000,000)	—
Change in fair value of PIPE subscription derivative liability	(37,942,000)	—	(37,942,000	—
Total other income (expense) income	$(135,775,308)	$2,508,584	(133,621,832)	3,825,258

Net (loss) income	$(136,752,922)	$2,358,578	$(135,048,119)	$3,517,801

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	23,000,000	23,000,000	23,000,000	17,535,912
Basic and diluted net (loss) income per share, redeemable ordinary shares	$(4.62)	$0.08	$(4.56)	$0.15
Basic weighted average shares outstanding, non-redeemable ordinary shares	6,590,000	6,590,000	6,590,000	6,212,265
Basic net (loss) income per share, non-redeemable ordinary shares	$(4.62)	$0.08	$(4.56)	$0.15
Diluted weighted average shares outstanding, non-redeemable ordinary shares	6,590,000	6,590,000	6,590,000	6,386,298
Diluted net (loss) income per share, non-redeemable ordinary shares	$(4.62)	$0.08	$(4.56)	$0.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	6,590,000	$659	$—	$(6,704,110)	$(6,703,451)

Accretion of ordinary shares subject to possible redemption to redemption value	—	—	—	(2,141,962)	(2,141,962)

Net income	—	—	—	1,704,803	1,704,803

Balance – March 31, 2026 (unaudited)	6,590,000	659	—	(7,141,269)	(7,140,610)

Accretion of ordinary shares subject to possible redemption to redemption value	—	—	—	(2,159,137)	(2,159,137)

Net loss	—	—	—	(136,752,922)	(136,752,922)

Balance – June 30, 2026 (unaudited)	6,590,000	$659	$—	$(146,053,328)	$(146,052,669)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	5,750,000	$575	$24,425	$(78,700)	$(53,700)

Sale of 840,0000 private placement units	840,000	84	8,399,916	—	8,400,000

Fair value of Public Warrants at issuance	—	—	1,725,000	—	1,725,000

Allocated value of transaction costs to warrants and private placement units	—	—	(117,194)	—	(117,194)

Accretion of ordinary shares subject to possible redemption to redemption value	—	—	(10,032,147)	(7,207,063)	(17,239,210)

Net income	—	—	—	1,159,223	1,159,223

Balance – March 31, 2025 (unaudited)	6,590,000	659	—	(6,126,540)	(6,125,881)

Accretion of ordinary shares subject to possible redemption to redemption value	—	—	—	(2,488,937)	(2,488,937)

Net income	—	—	—	2,358,578	2,358,578

Balance – June 30, 2025 (unaudited)	6,590,000	$659	$—	$(6,256,899)	$(6,256,240)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(135,048,119)	$3,517,801
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on demand deposit held in Trust Account	(4,301,099)	(3,794,821)
PIPE subscription expense - initial recognition	100,000,000	—
Change in fair value of PIPE subscription derivative liability	37,942,000	—
General and administrative expenses paid by related parties	—	14,086
General and administrative expenses paid through promissory note – related party	—	51,600
Changes in operating assets and liabilities:
Prepaid expenses	10,882	(134,375)
Accrued expenses	514,883	49,960
Prepaid insurance	9,896	(53,646)
Net cash used in operating activities	(871,557)	(349,395)

Cash Flows from Investing Activities:
Investment of cash into the Trust Account	—	(231,150,000)
Net cash used in investing activities	—	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	8,400,000
Repayment of due to related party	(1,239)	(2,926)
Proceeds from promissory note - related party	—	40,927
Repayment of promissory note – related party	—	(290,000)
Payment of offering costs	(75,000)	(283,747)
Net cash (used in) provided by financing activities	(76,239)	233,264,254

Net Change in Cash	(947,796)	1,764,859
Cash – Beginning of period	1,362,766	—
Cash – End of period	$414,970	$1,764,859

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Offering costs paid through promissory note – related party	$—	$5,440
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

As of June 30, 2026, the Company has three subsidiaries, ATII Merger Sub Inc. (“Merger Sub I”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on December 4, 2025, ATII Merger Sub II, LLC (“Merger Sub II”), a Delaware limited liability company and a direct, wholly owned subsidiary of the Company formed on December 11, 2025, and ATII Holdings Inc. (“Pubco”), a Delaware corporation and a direct, wholly owned subsidiary of the Company incorporated on December 4, 2025. Merger Sub I, Merger Sub II and Pubco were formed for the purpose of facilitating the Business Combination (as defined below). As of June 30, 2026, Merger Sub I, Merger Sub II and Pubco are inactive and have not commenced operations, and have no material assets, liabilities, revenues, or expenses attributable to these subsidiaries during the period.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company and negotiating for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2026
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
JUNE 30, 2026
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
JUNE 30, 2026
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

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $414,970 and working capital deficit of $138,002,669. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, if the Company is unable to complete an initial business combination by November 12, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution and liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2026.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of other income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside of Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $414,970 and $1,362,766 in cash as of June 30, 2026 and December 31, 2025, respectively, and no cash equivalents as of such dates.

Demand Deposit Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in Trust Account, amounting to $244,162,068 and $239,860,969, respectively, were held in demand deposit accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net (Loss) Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants are contingent upon the occurrence of future events. For the three and six months ended June 30, 2026 and 2025, the warrants are exercisable to purchase 11,920,000 ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net (loss) income per ordinary share since the inclusion of such warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial business combination; therefore, they have been classified as anti-dilutive.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Basic net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(106,296,627)	$(30,456,295)	$1,833,298	$525,280	$(104,971,502)	$(30,076,617)	$2,597,582	$920,219
Denominator:
Basic weighted-average shares outstanding	23,000,000	6,590,000	23,000,000	6,590,000	23,000,000	6,590,000	17,535,912	6,212,265
Basic net (loss) income per ordinary share	$(4.62)	$(4.62)	$0.08	$0.08	$(4.56)	$(4.56)	$0.15	$0.15

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(106,296,627)	$(30,456,295)	$1,833,298	$525,280	$(104,971,502)	$(30,076,617)	$2,578,685	$939,116
Denominator:
Diluted weighted-average shares outstanding	23,000,000	6,590,000	23,000,000	6,590,000	23,000,000	6,590,000	17,535,912	6,386,298
Diluted (loss) net income per ordinary share	$(4.62)	$(4.62)	$0.08	$0.08	$(4.56)	$(4.56)	$0.15	$0.15

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The PIPE Subscription is representative of a derivative instrument within the scope of ASC 815.

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

The PIPE Subscription Agreement was evaluated under freestanding financial instrument framework and management concluded that the common stock subscribed and the related warrant features together, should be evaluated as a single common stock PIPE freestanding financial instrument.

On April 20, 2026, the PIPE Subscription was initially recognized at fair value of $100,000,000. As of June 30, 2026, the PIPE Subscription has a fair value of $137,942,000. The fair value of the PIPE Subscription was determined using Monte Carlo Simulation Model. The PIPE Subscription has been classified as current liability within the scope of ASC 815 and will require remeasurement at each reporting period. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the PIPE Subscription:

	April 20, 2026	June 30, 2026
Expected term to De-SPAC (Years)	0.4	0.3
Warrant term	5.0	5.0
Probability of De-SPAC and Market Adjustment	64.0%	73.0%
Forward Risk-Free Rate (Continuous	3.88%	4.18%
Volatility	19.5%	40.0% %
Redemption trigger price	$35.00	$35.00
Floor price	$7.28	$7.28

The following table provides a summary of the changes in the fair value of PIPE Subscription, a Level 3 financial instrument, that was measured at fair value on a recurring basis:

Fair value at April 20, 2026	$100,000,000
Change in fair value of PIPE Subscription derivative liability	37,942,000
Fair value at June 30, 2026	$137,942,000

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
JUNE 30, 2026
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

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,725,000)
Ordinary shares issuance costs	(13,058,326)
Plus:
Accretion of carrying value to redemption value	24,644,295
Ordinary shares subject to possible redemption, December 31, 2025	$239,860,969
Plus:
Accretion of carrying value to redemption value	4,301,099
Ordinary shares subject to possible redemption, June 30, 2026	$244,162,068

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which included a full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half Public Warrant. Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 840,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and BTIG, generating gross proceeds of $8,400,000. Each Private Placement Unit consists of one ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants”), with each whole Private Placement Warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an initial business combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Due to Related Party

Due to related party represents recurring Company expenses advanced by officers on behalf of the Company. As of June 30, 2026 and December 31, 2025, the Company owed $0 and $1,239 to officers, respectively.

Administrative Support Agreement

Commencing on the effective date, February 10, 2025, the Company agreed to reimburse the Sponsor in an amount equal to $10,000 per month for office space, administrative and support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $46,786 in fees for these services, respectively, $26,786 of which was paid during the periods. These fees were included in general and administrative expenses on the unaudited condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, nothing was accrued related to these fees.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no Working Capital Loans were outstanding.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Ordinary Shares — The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 6,590,000 ordinary shares issued and outstanding, excluding the 23,000,000 ordinary shares subject to possible redemption.

Warrants — As of June 30, 2026 and December 31, 2025, there were 11,920,000 warrants outstanding, including 11,500,000 Public Warrants and 420,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of an initial business combination or earlier upon redemption or liquidation.

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
JUNE 30, 2026
(UNAUDITED)

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, subject to certain limited exceptions.

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	June 30,	December 31,
	2026	2025
Cash	$414,970	$1,362,766
Demand deposit held in Trust Account	$244,162,068	$239,860,969

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$977,614	$150,006	$1,426,287	$307,457
Interest earned on cash in bank account	$7,555	$19,647	$19,069	$30,437
Interest earned on demand deposit held in Trust Account	$2,159,137	$2,488,937	$4,301,099	$3,794,821

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

ARCHIMEDES TECH SPAC PARTNERS II CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On July 14, 2026, Forge Nano issued a press release announcing that Pubco, Forge Nano and the Company (solely with respect to limited provisions therein) have entered into subscription agreements (the transactions contemplated under such subscription agreements, collectively, the “PIPE Financing”) with certain investors (the “PIPE Investors”), pursuant to which Pubco will, substantially concurrently with, and contingent upon, the consummation of the proposed business combination, sell to the PIPE Investors an aggregate of 2,300,000 shares of Pubco common stock, in a private placement for a purchase price of $10.00 per share. The PIPE Financing is expected to close in conjunction with the closing of the proposed business combination and generate gross proceeds of approximately $23,000,000.

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

As of June 30, 2026, we have three subsidiaries, ATII Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary incorporated on December 4, 2025, ATII Merger Sub II, LLC, a Delaware limited liability company and our direct, wholly owned subsidiary formed on December 11, 2025, and ATII Holdings Inc., a Delaware corporation and our direct, wholly owned subsidiary incorporated on December 4, 2025. Merger Sub I, Merger Sub II and Pubco were formed for the purpose of facilitating the Business Combination. As of June 30, 2026, Merger Sub I, Merger Sub II and Pubco are inactive and have not commenced operations, and have no material assets, liabilities, revenues, or expenses attributable to these subsidiaries during the period.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2026 were organizational activities, those necessary to prepare for the IPO, and, following the IPO, identifying a target company and negotiating for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on demand deposit held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $136,752,922, which consisted of interest earned on demand deposit held in Trust Account of $2,159,137 and interest earned on cash in bank account of $7,555, reduced by the PIPE subscription expense of $100,000,000, change in fair value of PIPE subscription derivative liability of $37,942,000, and general and administrative expenses of $977,614.

For the six months ended June 30, 2026, we had a net loss of $135,048,119, which consisted of interest income on demand deposit held in Trust Account of $4,301,099 and interest earned on cash in bank account of $19,069, reduced by the PIPE subscription expense of $100,000,000, change in fair value of PIPE subscription derivative liability of $37,942,000, and general and administrative expenses of $1,426,287.

For the three months ended June 30, 2025, we had a net income of $2,358,578, which consisted of interest income on demand deposit held in the Trust Account of $2,488,937 and interest earned on cash in bank account of $19,647, offset by general and administrative expenses of $150,006.

For the six months ended June 30, 2025, we had a net income of $3,517,801, which consisted of interest income on demand deposit held in the Trust Account of $3,794,821 and interest earned on cash in bank account of $30,437, offset by general and administrative expenses of $307,457.

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

For the six months ended June 30, 2026, cash used in operating activities was $871,557. Net loss of $135,048,119 was reduced by the interest earned on demand deposit held in Trust Account of $4,301,099 and increased by the PIPE subscription expense of $100,000,000, change in fair value of PIPE subscription derivative liability of $37,942,000. Changes in operating assets and liabilities provided $535,661 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $349,395. Net income of $3,517,801 was reduced by the interest earned on demand deposit held in Trust Account of $3,794,821, increased by the general and administrative expenses paid through promissory note – related party of $51,600, and general and administrative expenses paid by related parties of $14,086. Changes in operating assets and liabilities used $138,061 of cash for operating activities.

As of June 30, 2026, we had demand deposit held in Trust Account of $244,162,068, which was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash outside the Trust Account of $414,970. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, if the Company is unable to complete an initial business combination by November 12, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution and liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2026.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we have identified the following critical accounting policies.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The PIPE Subscription is representative of a derivative instrument within the scope of ASC 815.

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

The PIPE Subscription Agreement was evaluated under freestanding financial instrument framework and management concluded that the common stock subscribed and the related warrant features together, should be evaluated as a single common stock PIPE freestanding financial instrument.

On April 20, 2026, the PIPE Subscription was initially recognized at fair value of $100,000,000. As of June 30, 2026, the PIPE Subscription has a fair value of $137,942,000. The fair value of the PIPE Subscription was determined using Monte Carlo Simulation Model. The PIPE Subscription has been classified as current liability within the scope of ASC 815 and will require remeasurement at each reporting period. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the PIPE Subscription:

	April 20, 2026	June 30, 2026
Expected term to De-SPAC (Years)	0.4	0.3
Warrant term	5.0	5.0
Probability of De-SPAC and Market Adjustment	64.0%	73.0%
Forward Risk-Free Rate (Continuous)	3.88%	4.18%
Volatility	19.5%	40.0%
Redemption trigger price	$35.00	$35.00
Floor price	$7.28	$7.28

The following table provides a summary of the changes in the fair value of PIPE Subscription, a Level 3 financial instrument, that was measured at fair value on a recurring basis:

Fair value at April 20, 2026	$100,000,000
Change in fair value of PIPE Subscription derivative liability	37,942,000
Fair value at June 30, 2026	$137,942,000

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	ARCHIMEDES TECH SPAC PARTNERS II CO.

	By:	/s/ Long Long
Name: Long Long
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel L. Sheehan
Name: Daniel L. Sheehan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)